Form 10-Q
period 2011-06-30
DogInn Inc.
filed 2011-08-15
CIK 1515718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2011

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER    333-173438

DOGINN INC.
(Exact name of registrant as specified in its charter)

NEVADA	27-3191889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1380 Lougar Ave, Sarnia, Ontario, N7S 5N7, Canada
(Address of principal executive offices, including zip code)

519-381-7086
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,998,776 shares of common stock as of August 15, 2011.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of DogInn Inc. (the “Company”) for the three month period ended June 30, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at June 30, 2011 and December 31, 2010.

(b)
Consolidated Statement of Operations for (i) the three months ended June 30, 2011, (ii) for the six months ended June 30, 2011, and (iii) the cumulative period from inception (July 15, 2010) through June 30, 2011.

(c)	Consolidated Statements of Cash Flows for (i) the six months ended June 30, 2011, and (ii) the cumulative period from inception (July 15, 2010) through June 30, 2011.

(d)	Notes to Financial Statements.

Doginn, Inc.
(A Development Stage Company)
Balance Sheet
at at June 30, 2011 (unaudited) and December 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	34,736	44,517

Total Assets	$34,736	$44,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities
Officer Loan	2,889	2,889

Total Liabilities	2,889	2,889

Stockholders' Equity
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding
Common stock, $0.001 par value; 65,000,000 shares
authorized, 8,998,776 shares issued and outstanding
8,998,776 shares as at June 30, 2011;
8,998,776 shares as at December 31, 2010	8,999	8,999
Additionl paid-in Capital	38,548	38,548
Deficit during the development stage	(15,700)	(5,919)

Total Shareholders' Equity	31,847	41,628

Total Liabilities and Shareholders' Equity	$34,736	$44,517

See accompanying notes to interim financial statements.

Doginn, Inc.
(A Development Stage Company)
Statement of Operations
For the Three Months ended June 30, 2011
(Unaudited)

	For the	For the	For the period
	three months	six months	from Inception
	ended	ended	July 15, 2010 to
	June 30,	June 30,	June 30,
	2011	2011	2011

Revenue	$-	$-	$-

Cost of Sales	-	-	-

Operating Income	-	-	-

General and Administrative Expenses:
Professional Fees	7,255	7,805	10,805
Other Administrative Expenses	1,970	1,977	4,895
Total General and
Adminstrative Expenses	9,225	9,782	15,700

Net Income (Loss)	$(9,225)	$(9,782)	$(15,700)

See accompanying notes to interim financial statements.

Doginn, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the	For the period
	three months	from Inception
	ended	July 15, 2010 to
	June 30,	June 30,
	2011	2011

Cash flows from operating activities:
Net loss	$(9,781)	$(15,700)
Adjustments to reconcile net
loss to net cash used by
operating activities:	-	-
Change in operating assets and
liabilities:	-	-
Net cash (used by) operating
activities	(9,781)	(15,700)

Cash flows from financing activities:
Common stock issued for cash	-	47,547
Proceeds of officer's loan	-	2,889
Net cash provided by
by financing activities	-	50,436

Net increase (decrease) in cash	(9,781)	34,736

Cash, beginning of the period	44,517	-

Cash, end of the period	$34,736	$34,736

Supplemental cash flow disclosure:
Interest paid	$-	$-

Taxes paid	$-	$-

See accompanying notes to interim financial statements.

DOGINN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
(Expressed in US Dollars)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the six months ended June 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

Doginn Inc. was incorporated in Nevada on July 15, 2010 as, a “C” corporation. The company was capitalized in its initial fiscal year with subscriptions of $47,547 for stock. The Company was formed with the object of generating a website that is intended to provide travelers with information and resources regarding pet friendly accommodation, services and products.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Earnings Per Share

Earnings per share is calculated in accordance with FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) No.260, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  The Company has no potentially dilutive securities as of June 30, 2011

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended June 30, 2011:

Numerator
Basic and diluted earnings (loss) per share:
Net Income (Loss)	$(9,782)
Denominator
Basic and diluted weighted average number of shares outstanding	8,998,776

Basic and Diluted Net Earnings Per Share	$(0.00)

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established.  Net operating losses of approximately $15,700 are available through the year  2025.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Recent Accounting Pronouncements

On December 1, 2010 the Company adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable entities.  The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have a n impact on its results of operations or financial position.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

Level 1:  Quoted prices in active markets for identical assets or liabilities.

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2011, reflect:

	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	$34,736		$34,736

NOTE 3.  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenue and has incurred a loss of $ 15,700 since inception July 15, 2010.

Management has taken the following step to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company pursued funding through sale of stock.  Management believes that the above action will allow the Company to continue operations through the next fiscal year. However management cannot provide any assurances that the Company will be successful in its retail operation.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  If the Company is unable to make it profitable, the Company could be forced to discontinue operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.  DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company, with no operating revenues during the period presented while developing its plan of operation.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 15, 2010. Since inception, the Company has incurred an operating loss of $15,700. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since July 15, 2010, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 5.  OFFICER LOAN

The President of the Company, Thomas Bartlett, advanced funds to the Company on three promissory notes during 2010, aggregating to $2,880.  The notes carry no interest, have no terms of repayment other than to be repaid from future proceeds of the Company, and have no maturity.

NOTE 6.  CAPITAL STRUCTURE

There were no shares issued in the six months ending June 30, 2011.

As of June 30, 2011 the Company has authorized 10,000,000 shares of preferred stock, of which none were issued and outstanding.

As of June 30, 2011 the Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 8,998,776 shares have been issued and are outstanding.

NOTE 7.  LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Item 2.       Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are a development stage company and have not yet generated or realized any revenues.

Overview

DogInn Inc. was incorporated in Nevada in July 2010 to become a resource for travelers seeking information and resources regarding pet friendly accommodation, services, and products.  The company’s intention is to incorporate improvements over the small number of existing Internet offerings in the pet friendly travel space. The company’s website www.doginn.com is a move away from traditional types of user interfaces (i.e. text-based systems, multi-page, use of drop down boxes, etc.) to a simple interactive map-based presentation. The website will aim for maximum content and add new value-added features on an ongoing basis. It will be offered at no cost to the visitor and integrate a fast and efficient search capability. The website will be interactive, easy to use, content rich and graphically appealing.

Since inception we have worked toward the introduction and development of our website that we will use to generate revenues.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Plan of Operations

The registrant is a development stage company with limited initial funding.   Therefore, development will occur in several phases, as follows:

Phase One:

Early stage development of the website that demonstrates the capabilities of the website, initial content development, and the development of a list of pet related service providers.

Due to the nature of the costs involved and the fact that the company’s president will not be receiving a salary at this time, expenses related to phase one are expected to be less than $30,000. The president will spearhead this effort and the completion of Phase I is expected in September 2011. The company currently has sufficient capital to complete this phase of its plan of operations.

Phase Two:

Management believes that if the company is successful in the completion of phase one, the proof of concept will enable the company to raise additional funds to fully develop the website and fund an expanded sales and marketing effort.  Management anticipates hiring 1-2 permanent staff for this effort and to go live and roll out the website. The company expects this phase to cost approximately $100,000. The president will spearhead this phase of its plan of operations. If the company is able to carry forward with this phase of its plan of operations it expects the process to take approximately 6 months. The company does not currently have sufficient capital to carry out this phase of its plan of operations.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through a loan from our president and the sale of equity capital.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three and six months ended June 30, 2011 are summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Revenue	$-	$-
Total Expenses	$9,225	$9,782
Net Loss	$9,225	$9,782

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and six months ended June 30, 2011 are outlined in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Professional Fees	$7,255	$7,805
Other General & Administrative	$1,970	$1,977

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with becoming a reporting issuer.

We incurred operating losses in the amount of $15,700 from inception on July 15, 2010 through the period ended June 30, 2011.  These operating expenses were composed of professional fees and other general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities.

We closed an issue of 5,658,776 shares of common stock on September 21, 2010 to our president and director, Thomas Bartlett, at a price of $0.0025 per share.  The total proceeds received from this offering were $14,147.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We completed an offering of 3,340,000 shares of our common stock at a price of $0.01 per share to a total of thirty three (33) purchasers on December 22, 2010.  The total amount we received from this offering was $33,400. The identity of the purchasers from this offering is included in the selling shareholder table set forth above.  We completed this offering pursuant Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act of 1933.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.       Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4(t).   Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 3 to Form S-1 filed on July 7, 2011.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended June 30, 2011.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending June 30, 2011.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOGINN INC.

By:           /s/ Thomas Bartlett

Thomas Bartlett, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: August 15, 2011