Form 10-Q
period 2012-03-31
DogInn Inc.
filed 2012-05-14
CIK 1515718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  8,998,776 shares of common stock as of May 14, 2012.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of DogInn Inc. (the “Company”) for the three month period ended March 31, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at March 31, 2012 and December 31, 2011.

(b)	Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011, and for the cumulative period from inception (July 15, 2010) through March 31, 2012.

(c)	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and for the cumulative period from inception (July 15, 2010) through March 31, 2012.

(d)	Notes to Financial Statements.

DogInn, Inc.
(A Development Stage Company)
Balance Sheet
at at March 31, 2012 (unaudited) and December 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	2,358	18,008

Total Assets	$2,358	$18,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities
Officer Loan	2,889	2,889

Total Liabilities	2,889	2,889

Stockholders' Equity
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 65,000,000 shares
authorized, 8,998,776 shares issued and outstanding
8,998,776 shares as at March 31, 2012;
8,998,776 shares as at December 31, 2011	8,999	8,999
Additionl paid-in Capital	38,548	38,548
Deficit during the development stage	(48,078)	(32,428)

Total Shareholders' Equity	(531)	15,119

Total Liabilities and Shareholders' Equity	$2,358	$18,008

See accompanying notes to interim financial statements.

DogInn, Inc.
(A Development Stage Company)
Statement of Operations
For the Three Months ended March 31, 2012 and December 31, 2011
(Unaudited)

	For the		For the period
	three months		from Inception
	ended		July 15, 2010 to
	March 31,		March 31,
	2012	2011	2012

Revenue	$-	$-	$-

Cost of Sales	-	-	-

Operating Income	-	-	-

General and Administrative Expenses:
Professional Fees	-	550	11,205
Transfer Fee	15,625	-	28,325
Other Administrative Expenses	25	7	8,548
Total General and			-
Adminstrative Expenses	15,650	557	48,078
			-
Net Income (Loss)	$(15,650)	$(557)	$(48,078)

See accompanying notes to interim financial statements.

DogInn, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the		For the period
	three months		from Inception
	ended		July 15, 2010 to
	March 31,		March 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	(15,650)	$(557)	$(48,078)
Adjustments to reconcile net
loss to net cash used by
operating activities:	-	-	-
Change in operating assets and
liabilities:	-	-	-
Net cash (used by) operating
activities	(15,650)	(557)	(48,078)

Cash flows from investing activities:
Common stock issued for cash	-	-	47,547
Net cash provided by
investing activities	-	-	47,547

Cash flows from financing activities:
Proceeds of officer's loan	-	-	2,889
Net cash provided by
by financing activities	-	-	2,889

Net increase (decrease) in cash	(15,650)	(557)	2,358

Cash, beginning of the period	18,008	44,517	-

Cash, end of the period	$2,358	$43,960	$2,358

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

See accompanying notes to interim financial statements.

DOGINN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2012
(Expressed in US Dollars)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the three months ended March 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

Earnings Per Share

Earnings per share is calculated in accordance with FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) No.260, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  The Company has no potentially dilutive securities as of March 31, 2012

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended March 31, 2012 and 2011:

	2012	2011
Numerator
Basic and diluted earnings (loss) per share:
Net Income (Loss)	$(15,650)	$(557)
Denominator
Basic and diluted weighted average
number of shares outstanding	8,998,776	8,998,776

Basic and Diluted Net Earnings Per Share	$(0.00)	$(0.00)

Income Taxes

The Company utilizes FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) No. 109, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carry forward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined in the following.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

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

The carrying amounts of the Company’s financial instruments as of March 31, 2012, reflect:

	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	$2,358			$2,358

NOTE 3.  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenue and has incurred a loss of $ 48,078 since inception July 15, 2010.

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

NOTE 4.  DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company, with no operating revenues during the period presented while developing its plan of operation.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 15, 2010. Since inception, the Company has incurred an operating loss of $48,078. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since July 15, 2010, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 5.  OFFICER LOAN

The President of the Company, Thomas Bartlett, advanced funds to the Company on three promissory notes during 2010, aggregating to $2,880. The balance remained unchanged to March 31, 2012. The notes carry no interest, have no terms of repayment other than to be repaid from future proceeds of the Company, and have no maturity.

NOTE 6.  CAPITAL STRUCTURE

There were no shares issued in the three months ending March 31, 2012.

As of March 31, 2012 the Company has authorized 10,000,000 shares of preferred stock, of which none were issued and outstanding.

As of March 31, 2012 the Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 8,998,776 shares have been issued and are outstanding.

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

Plan of Operations

The Company is a development stage company with limited initial funding.   Therefore, development will occur in several phases, as follows:

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Revenue	$-	$-
Total Expenses	$15,650	$557
Net Loss	$15,650	$557

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended March 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Professional Fees	$-	$550
Transfer Fees	$15,625	$-
Other General & Administrative	$25	$7

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

Transfer Fees

Transfer Fees include all fees associated with the transfer of our securities and fees charged by our transfer agent. The increase in our transfer fees is associated with our application for DTC eligibility.

We incurred operating losses in the amount of $48,078 from inception on July 15, 2010 through the period ended March 31, 2012.  These operating expenses were composed of professional fees and other general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2012.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three month ended March 31, 2012.

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

Date: May 14, 2012