Form 10-Q
period 2012-09-30
DogInn Inc.
filed 2012-11-02
CIK 1515718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,998,776 shares of common stock as of October 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of DogInn Inc. (the “Company”) for the three month period ended September 30, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at September 30, 2012 and December 31, 2011.

(b)
Consolidated Statement of Operations for the three months ended September 30, 2012 and 2011, for the nine months ended September 30, 2012 and 2011 and for the cumulative period from inception (July 15, 2010) through September 30, 2012.

(c)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and for the cumulative period from inception (July 15, 2010) through September 30, 2012.

(d)	Notes to Financial Statements.

DogInn, Inc.
(A Development Stage Company)
Balance Sheet
at at September 30, 2012 (unaudited) and December 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	955	18,008

Total Assets	$955	$18,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Liabilities
Officer Loan	4,889	2,889

Total Liabilities	4,889	2,889

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 65,000,000 shares
authorized, 8,998,776 shares issued and outstanding
8,998,776 shares as at September 30, 2012;
8,998,776 shares as at December 31, 2011	8,999	8,999
Additional paid-in Capital	38,548	38,548
Subscription Received	4,000	-
Deficit during the development stage	(55,481)	(32,428)

Total Sockholders' Equity (Deficit)	(3,934)	15,119

Total Liabilities and Stockholders' Equity (Deficit)	$955	$18,008

See accompanying notes to interim financial statements.

DogInn, Inc.
(A Development Stage Company)
Statement of Operations
For the Three and Nine Months ended September 30, 2012
(Unaudited)

	For the		For the		For the period
	three months		nine months		from Inception
	ended		ended		July 15, 2010 to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Operating Income	-	-	-	-	-

General and Administrative Expenses:
Professional Fees	900	600	3725	7,905	14,930
Transfer Fees	600	11,623	17350	12,100	30,050
Other Administrative Expenses	868	2,305	1978	4,304	10,501
Total General andAdminstrative Expenses	2,368	14,528	23053	24,309	55,481
					-
Net Income (Loss)	$(2,368)	$(14,528)	$(23,053)	$(24,309)	$(55,481)

Net Income (Loss) per share,
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weight Average number of common
shares, outstanding, basic and diluted	8,998,776	8,998,776	8,998,776	8,998,776

See accompanying notes to interim financial statements.

DogInn, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the		For the period
	nine months		from Inception
	ended		July 15, 2010 to
	September 30,		September 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(23,053)	$(24,309)	$(55,481)
Adjustments to reconcile net
loss to net cash used by
operating activities:	-	-	-
Change in operating assets and
liabilities:	-	-	-
Net cash (used by) operating
activities	(23,053)	(24,309)	(55,481)

Cash flows from financing activities:
Common stock issued for cash	-	-	47,547
Subscription Received	4,000		4,000
Proceeds of officer's loan	2,000	-	4,889
Net cash provided by
by financing activities	6,000	-	56,436

Net increase (decrease) in cash	(17,053)	(24,309)	955

Cash, beginning of the period	18,008	44,517	-

Cash, end of the period	$955	$20,208	$955

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

See accompanying notes to interim financial statements.

DOGINN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012
(Expressed in US Dollars)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

These interim financial statements as of and for the nine months ended September 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

Earnings Per Share

Earnings per share is calculated in accordance with FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) No.260, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  The Company has no potentially dilutive securities as of as September 30, 2012

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine month period ended September 30, 2012 and 2011:

	2012	2011

Numerator
Basic and diluted earnings (loss) per share:
Net Income (Loss)	$(23,053)	$(24,309)
Denominator
Basic and diluted weighted average number of shares outstanding	8,998,776	8,998,776

Basic and Diluted Net Earnings Per Share	$(0.00)	$(0.00)

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

The Company generated a deferred tax credit through net operating loss carry-forward.  However, a valuation allowance of 100% has been established.  Net operating losses of approximately $55,481 are available through the year 2030.

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

The carrying amounts of the Company’s financial instruments as of September 30, 2012, reflect:

	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	$955		$955

NOTE 3.  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenue and has incurred a loss of $ 55,481 since inception July 15, 2010.

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

NOTE 4.  DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company, with no operating revenues during the period presented while developing its plan of operation.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 15, 2010. Since inception, the Company has incurred an operating loss of $55,481. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since July 15, 2010, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 5.  OFFICER LOAN

The President of the Company, Thomas Bartlett, advanced funds to the Company on three promissory notes during fiscal year 2010, total $2,889, two notes during fiscal year 2012,total $2,000 aggregating to 4,889.  The notes carry no interest, have no terms of repayment other than to be repaid from future proceeds of the Company, and have no maturity.

NOTE 6.  CAPITAL STRUCTURE

There were no shares issued in the nine months ending September 30, 2012.

As of September 30, 2012 the Company has authorized 10,000,000 shares of preferred stock, of which none were issued and outstanding.

As of September 30, 2012 the Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 8,998,776 shares have been issued and are outstanding.

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

Plan of Operations

The Company is a development stage company with limited initial funding.   Therefore, development will occur in several phases, as follows:

Phase One:

Early stage development of the website that demonstrates the capabilities of the website, initial content development, and the development of a list of pet related service providers. Due to the nature of the costs involved and the fact that the company’s president will not be receiving a salary at this time, expenses related to phase one are expected to be less than $30,000. The company has completed its Beta site and is further developing it. The company expects to complete a launchable site in December 2012. The president will spearhead this effort. The company currently has sufficient capital to complete this phase of its plan of operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011

Revenue	$-	$-
Total Expenses	$2,368	$14,528
Net Loss	$2,368	$14,528

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended September 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011

Professional Fees	$900	$600
Transfer Fees	$600	$11,623
Other General & Administrative	$868	$2,305

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

Transfer Fees

Transfer Fees include all fees associated with the transfer of our securities and fees charged by our transfer agent.

We incurred operating losses in the amount of $55,481 from inception on July 15, 2010 through the period ended September 30, 2012.  These operating expenses were composed of professional fees, transfer fees and other general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the nine months ended September 30, 2012.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the nine months ended September 30, 2012.

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

Date: October 31, 2012