Form 10-K
period 2012-12-31
DogInn Inc.
filed 2013-06-06
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to December 31, 2102

Commission file number 333-173438

DOGINN INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3191889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1380 Lougar Ave. Sarnia, Ontario, Canada	N7S 5N7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 519-381-7086

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller reporting company)	Accelerated filer [ ]

Non-accelerated filer [ ]		Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes[X] No[ ]

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

Yes [ ] No [ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 8,998,776 shares of common stock as of June 4, 2013

DOCUMENTS INCORPORATED BY REFERENCE

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

DOGINN INC

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to generate revenues from our website;

•	risks related to the large number of established and well-financed entities that we are competing with;

•	risks related to the failure to successfully manage or achieve growth of our business; and

•	other risks and uncertainties related to our business strategy.

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

ITEM 4.     MINE SAFETY DISCLOSURES

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

Holders of our Common Stock

As of May 20, 2013, there were 34 registered stockholders holding 8,998,776 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the year ended December 31, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2012.

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

Due to the nature of the costs involved and the fact that the company’s president will not be receiving a salary at this time, expenses related to phase one are expected to be less than $30,000. The company has completed its Beta site and is further developing it. The company expects to complete a launchable site in June 2013. The president will spearhead this effort. The company currently has sufficient capital to complete this phase of its plan of operations.

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

We require a minimum of approximately $110,000 to carry out our plan of operation over the next twelve months. As we had cash in the amount of $0 and an accumulated deficit of $57,742 and $32,428 as of December 31, 2012 and 2011, respectively, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

Our operating results for the year ended December 31, 2012 and 2011 are summarized as follows:

	For the Years Ended
	December 31,
	2012	2011
Revenue	$-	$-
Operating expenses	25,314	26,509
Net loss	$25,314	$26,509

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as our website is complete.

Expenses

Our expenses for the year ended December 31, 2012 and 2011 are outlined in the table below:
	For the Years Ended
	December 31,
	2012	2011
Professional fee	$4,625	$8,205
Transfer fee	17,750	12,700
General & administrative expenses	2,939	5,604
Total expenses	$25,314	$26,604

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

General & administrative expenses

The increase in our general and administrative expense between December 31, 2012 and December 31, 2011 is associated with the development of the DogInn website and becoming a reporting issuer.

Liquidity And Capital Resources

Working Capital

	As of	As of	Percentage
	December 31, 2012	December 31, 2011	Increase / (Decrease)

Current Assets	$-	$18,008	(100%)
Current Liabilities	10,195	2,889	353%
Working Capital	$(10,195)	$15,119	(100%)

Cash Flows

	For the year Ended	For the year Ended	Percentage
	December 31, 2012	December 31, 2011	Increase / (Decrease)
Cash used in Operating Activities	$28,198	$26,509	(4.74%)
Cash from Investing Activities	-	-	-
Cash from Financing Activities	10,190	-	100%
Net decrease in Cash	$(18,008)	$-	(100%)

We anticipate that we will incur approximately $10,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $28,198 and $26,509 during the years ended December 31, 2012 and 2011, respectively. Cash used in operating activities was funded by cash from financing activities.

Cash from Financing Activities

We received $10,190 and $0 from financing activities during the year ended December 31, 2012 and 2011, respectively.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2012, our company has accumulated deficit of $57,742 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DogInn, Inc.

We have audited the accompanying balance sheets of DogInn, Inc. (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2011, were audited by another auditor; whose report dated March 20, 2012; express an unqualified opinion on the financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had an accumulated deficit of $57,742 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach,
June 4, 2013

DOGINN, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets
Cash	$-	$18,008

TOTAL ASSETS	$-	$18,008

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expense	5	2,889
Officer loan	10,190	-
Total Liabilities	10,195	2,889

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares
authorized 8,998,776 shares issued and outstanding	8,999	8,999
Additional paid-in capital	38,548	38,548
Deficit accumulated during the development stage	(57,742)	(32,428)

Total Stockholders' Deficit	(10,195)	15,119

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$18,008

The accompanying notes are an integral part of these financial statements

DOGINN, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from July 15, 2010 (inception) to December 31, 2012

Revenue	$-	$-	$-

Operating expenses
Professional fees	4,625	8,205	15,830
Transfer fees	17,750	12,700	30,450
General and administrative	2,939	5,604	11,462
Total operating expenses	25,314	26,509	57,742

Loss before tax expense	(25,314)	(26,509)	(57,742)
Income tax	-	-	-
Net loss	$(25,314)	$(26,509)	$(57,742)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares - basic and diluted
	8,998,776	8,998,776

The accompanying notes are an integral part of these financial statements

DOGINN, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit
Beginning balance, July 15, 2010	-	-	-	-	-
Common stock issued for cash September 21, 2010 at $.0025/share	5,658,776	$5,659	$8,488	$-	$14,147
Common stock issued for cash December 31, 2010 at $.01/share	3,340,000	3,340	30,060	-	33,400
Net loss	-	-	-	(5,919)	(5,919)
Balance, December 31, 2010	8,998,776	$8,999	$38,548	$(5,919)	$41,628
Net loss	-	-	-	(26,509)	(26,509)
Balance, December 31, 2011	8,998,776	$8,999	$38,548	$(32,428)	$15,119
Net loss	-	-	-	(25,314)	(25,314)
Balance, December 31, 2012	8,998,776	$8,999	$38,548	$(57,742)	$(10,195)

The accompanying notes are an integral part of these financial statements

DOGINN, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from July 15, 2010 (inception) to December 31, 2012
OPERATING ACTIVITIES:
Net loss	$(25,314)	$(26,509)	$(57,742)
Changes in operating assets and liabilities
Accrued liabilities	(2,884)	-	5
Net cash used in operating activities	(28,198)	(26,509)	(57,737)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	47,547
Proceeds from officer loan	10,190	-	10,190
Net cash provided by financing activities	10,190	-	57,737

Net decrease in cash	(18,008)	(26,509)	-

Cash, beginning of period	18,008	44,517	-

Cash, end of period	$-	$18,008	$-

The accompanying notes are an integral part of these financial statements

DOGINN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

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

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Loss Per Share

Earnings per share is calculated in accordance with FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) No.260, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  The Company has no potentially dilutive securities as of December 31, 2012 and 2011.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended December 31, 2012 and 2011:

	2012	2011
Basic and diluted earnings (loss) per share:
Net loss:	$(25,314)	$(26,509)
Basic and diluted weighted average	8,998,776	8,998,776
Basic earnings per share	$(0.00)	(0.00)

DOGINN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Income Taxes

Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.  Under the provision of FASB ASC Topic 740, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company may recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the three months ended December 31, 2012.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	Year Ended December 31,
	2012	2011

Net loss	$(25,314)	$(26,509)
Average statutory tax
Federal rate	35%	35%
Expected income tax	$-	$-

Significant components of deferred income tax assets are as follows:

	Year Ended December 31,
	2012	2011
Net operating losses carried forward	$57,742	$32,428
Federal rate	35%	35%
Deferred income tax asset	20,210	11,350
Valuation allowance	(20,210)	(11,350)
Net deferred income tax asset	$-	$-

The increase in valuation allowance for the year ended December 31, 2012 was $8,860 because in the opinion of management it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company has net operating losses carried forward of approximately $57,742 for tax purposes which will expire in 2031 through 2032 if not utilized.

Recent Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the financial statements.

DOGINN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

DOGINN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3.        GOING CONCERN

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company incurred a net loss of $25,314 and $26,509 for the year ended December 31, 2012 and 2011, respectively and has an accumulated net loss of $57,742 since inception.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.        DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company, with no operating revenues during the period presented while developing its plan of operation.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 15, 2010. Since inception, the Company has incurred an operating loss of $57,742. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since July 15, 2010, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 5.        OFFICER LOAN

As of December 31, 2012, the President of the Company, Thomas Bartlett, advanced funds to the Company on promissory notes aggregating to $10,190. The note carries no interest, has no terms of repayment other than to be repaid from future proceeds of the Company, and has no maturity.

NOTE 6.        CAPITAL STRUCTURE

During the period from inception July 15, 2010 through December 31, 2012 the Company entered into the following equity transactions:

September 21, 2010, 5,658,776 shares were issued to the President of the Company, Tom Bartlett, for consideration of $14,147.

December 31, 2010, the Company sold 3,340,000 shares at $0.01 per share realizing $33,400.

As of December 31, 2012 the Company has authorized 10,000,000 shares of preferred stock, of which none were issued and outstanding.

As of December 31, 2012 the Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 8,998,776 shares have been issued and are outstanding.

ITEM 9A.   CONROLS AND PROCEDURE

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.             OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at June 4, 2013, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

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

ITEM 11.    EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

•	our principal executive officers;

•	our most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2012; and

•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2012 and 2011, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Bartlett (1) President, Chief Executive Officer, Chief Financial Officer and Secretary	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Thomas Bartlett has been our president, chief executive officer, chief financial officer and Secretary since Inception.

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

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2012, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended December 31, 2012 and 2011, and Year End Option Values

There were no stock options exercised during the year ended December 31, 2012 and 2011.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended December 31, 2012 and 2011.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of June 4, 2013, there were 8,998,776 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(2)	The percentage of class is based on 8,998,776 shares of common stock issued and outstanding as of June 4, 2013.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended December 31, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2012 and 2011 for professional services rendered by John Kinross-Kennedy, CPA, and Anton and Chia, LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees and Audit Related Fees	$2,000	$2,000
Tax Fees	-	-
All Other Fees	-	-
Total	$2,000	$2,000

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on April 11, 2011)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on April 11, 2011)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**, Filed herewith
101.SCH	XBRL Taxonomy Extension Schema**, Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**, Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase**, Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase**, Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**, Filed herewith
*Filed herewith
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOGINN INC.

By	/s/ Thomas Bartlett
Thomas Bartlett
President, Treasurer, Chief Executive Officer,
Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	June 5, 2013