Form 10-Q
period 2013-03-31
DogInn Inc.
filed 2013-06-07
CIK 1515718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2013

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from January 1, 2013 to March 31, 2013

COMMISSION FILE NUMBER    333-173438

DOGINN INC.
(Exact name of registrant as specified in its charter

NEVADA	27-3191889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1380 Lougar Ave, Sarnia, Ontario, N7S 5N7, Canada
(Address of principal executive offices, including zip code)

519-381-7086
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ x  ]  No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ x ]  No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
8,998,776 shares of common stock as of June 4, 2013.

PART I. FINANCIAL INFORMATION

Item 1.                                Financial Statements

The following interim unaudited financial statements of DogInn Inc. (the “Company”) for the three month period ended March 31, 2013 are included with this Quarterly Report on Form 10-Q:

(a)	Balance Sheets as of March 31, 2013 and December 31, 2012

(b)	Statements of Operations for the three months ended March 31, 2013 and 2012, and for the cumulative period from July 15, 2010 (Inception) through March 31, 2013

(c)	Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and for the cumulative period from July 15, 2010 (Inception) through March 31, 2013

(d)	Notes to Financial Statements

Doginn, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash	$-	$-
Total assets	$-	$-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

Other liabilities
Bank overdraft	10	5
Accounts payable	451	-
Officer loan	12,270	10,190
Total liabilities	12,731	10,195

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 65,000,000 shares authorized, 8,998,776 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	8,999	8,999
Additional paid-in capital	38,548	38,548
Accumulated deficit	(60,278)	(57,742)

Total stockholders' deficit	(12,731)	(10,195)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to interim financial statements.

Doginn, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the		For the period
	three months		from Inception
	ended		July 15, 2010 to
	March 31,		March 31,
	2013	2012	2013

Revenue	$-	$-	$-

General and administrative expenses:
Professional fees	2,380	-	18,210
Transfer fees	-	15,625	30,450
Other administrative expenses	156	25	11,618
Total general and administrative expenses	2,536	15,650	60,278

Loss before tax expense	(2,536)	(15,650)	(60,278)
Income tax	-	-	-
Net loss	$(2,536)	$(15,650)	$(60,278)

Loss per share	$(0.00)	$(0.00)

Weighted average shares, basic and diluted	8,998,776	8,998,776

See accompanying notes to interim financial statements.

Doginn, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the		For the period
	three months		from Inception
	ended		July 15, 2010 to
	March 31,		March 31,
	2013	2012	2013

Operating Activities
Net loss	$(2,536)	$(15,650)	$(60,278)
Changes in operating assets and liabilities:
Accounts payable	451	-	451
Net cash used in operating activities	(2,085)	(15,650)	(59,827)

Financing Activities
Bank overdraft	5	-	10
Proceeds from issuance of common stock	-	-	47,547
Proceeds of officer's loan	2,080	-	12,270
Net cash provided by financing activities	2,085	-	59,827

Net decrease in cash		(15,650)	-
Cash at beginning period	-	18,008	-
Cash at end of period	$-	$2,358	$-

See accompanying notes to interim financial statements.

DOGINN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

Nature of Business

Doginn Inc. was incorporated in Nevada on July 15, 2010 as, a “C” corporation. The Company was formed with the object of generating a website that is intended to provide travelers with information and resources regarding pet friendly accommodation, services and products.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles, (“U.S. GAAP”).

The financial statements presented include all adjustments consisting of normal recurring accruals and adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented.

These interim financial statements as of and for the three months ended March 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DOGINN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. As of March 31, 2013 and December 31, 2012, there were no cash and cash equivalents.

Loss Per Share

The Company computes net loss per common share in accordance with FASB ASC 260 (SFAS No. 128 “Earnings per Share” and SAB No. 98).  Under the provisions of ASC 260, the basic net loss per common share is computed by dividing the net loss available to common stock outstanding during the period.  Net loss per share on a diluted basis is computed by dividing the net loss for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The Company has no potentially dilutive securities as of March 31, 2013 and 2012.

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

All of the Company’s financial instruments are recorded at fair value due their term of maturity.

Provision for Income Taxes

Income taxes are provided under the asset and liability method as required by FASB ASC Topic 740, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect of a tax rate change on deferred taxes is recognized in operations in the period that the change in the rate is enacted. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.  Under the provision of FASB ASC Topic 740, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company may recognize interest and penalties related to uncertain tax positions in income tax expense. There was no expense related to interest and penalties for the three months ended March 31, 2013.

DOGINN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 3.  GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $2,536 and $15,650 during the three months ended March 31, 2013 and 2012, respectively. These factors, as well as the Company having no cash at March 31, 2013 and December 31, 2012, create an uncertainty regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

DOGINN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company, with no operating revenues during the period presented while developing its plan of operation.  The Company is required to report its operations, stockholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as July 15, 2010. Since inception, the Company has incurred an operating loss of $60,278. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since July 15, 2010, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 5.  OFFICER LOAN

The President of the Company, Thomas Bartlett, advanced funds to the Company aggregating to $12,270 and $10,190 as of March 31, 2013 and December 31, 2012, respectively.  The loan is payable on demand, accrues no interest, and has no terms of repayment or maturity date.

NOTE 6.  STOCKHOLDERS’ DEFICIT

As of March 31, 2013, the Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 8,998,776 shares are issued and are outstanding.

As of March 31, 2013, the Company has authorized 10,000,000 shares of preferred stock, of which none were issued and outstanding.

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

Our operating results for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended
	March 31,
	2013	2012
Revenue	$-	$-
Operating expenses	2,536	15,650
Net loss	$(2,536)	$(15,650)

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended March 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended
	March 31,
	2013	2012
Professional fee	$2,380	$-
Transfer fee	-	15,625
General & administrative expenses	156	25

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

We completed an offering of 3,340,000 shares of our common stock at a price of $0.01 per share to a total of thirty-three purchasers on December 22, 2010.  The total amount we received from this offering was $33,400. The identity of the purchasers from this offering is included in the selling shareholder table set forth above.  We completed this offering pursuant Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act of 1933.

As of March 31, 2013 and December 31, 2012, we received funds from Thomas Bartlett aggregating to $12,270 and $10,190, respectively to fund for the Company’s operations.

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

PART II. OTHER INFORMATION

Item 1.                              Legal Proceedings

None.

Item 1(a)                          Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 3 to Form S-1 filed on July 7, 2011.

Item 2.                              Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2013.

Item 3.                              Defaults Upon Senior Securities

None

Item 4.                              Mine Safety Disclosures

None.

Item 5.                             Other Information

None.

Item 6.                              Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document, Filed herewith**
101.SCH	XBRL Taxonomy Extension Schema, Filed herewith**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, Filed herewith**
101.DEF	XBRL Taxonomy Extension Definition Linkbase, Filed herewith**
101.LAB	XBRL Taxonomy Extension Label Linkbase, Filed herewith**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, Filed herewith**
*  Filed herewith
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

Date: June 5, 2013