Form 10-Q
period 2013-06-30
DogInn Inc.
filed 2013-08-19
CIK 1515718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-173438
DogInn, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3191889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1380 Lougar Ave, Sarnia, Ontario, N7S 5N7, Canada
(Address of principal executive offices, including zip code)

519-381-7086
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,998,776   common shares as of August 15, 2013.

Item 1. Financial Statements

DogInn, Inc.
(A Development Stage Company)

Condensed Financial Statements

For the period ended June 30, 2013

DogInn, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US dollars)

	June 30, 2013 $ (unaudited)	December 31, 2012 $

ASSETS

Cash	$–	$–

Total Assets	$–	$–

LIABILITIES

Current Liabilities

Bank overdraft	5	5
Accounts payable	300	–
Due to related party	18,066	10,190

Total Liabilities	18,371	10,195

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 65,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 8,998,776 common shares	8,999	8,999

Additional paid-in capital	38,548	38,548

Accumulated deficit during the development stage	(65,918)	(57,742)

Total Stockholders’ Deficit	(18,371)	(10,195)

Total Liabilities and Stockholders’ Deficit	$–	$–

(The accompanying notes are an integral part of these condensed financial statements)

DogInn, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012	Accumulated from July 15, 2010 (Date of Inception) to June 30, 2013

Revenues	$–	$–	$–	$–	$–

Operating Expenses

Office and administrative	3,795	2,210	3,946	17,860	45,858
Professional fees	1,850	2,825	4,230	2,825	20,060

Net Loss	$(5,645)	$(5,035)	$(8,176)	$(20,685)	$(65,918)
Net Earnings per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	8,998,776	8,998,776	8,998,776	8,998,776

(The accompanying notes are an integral part of these condensed financial statements)

DogInn, Inc.
(A Development Stage Company)
Condensed Statements of Cashflows
(Expressed in US dollars)
(unaudited)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	Accumulated from July 15, 2010 (Date of Inception) to June 30, 2013

Operating Activities

Net loss	$(8,176)	$(20,685)	$(65,918)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	300	–	305

Net Cash Used In Operating Activities	(7,876)	(20,685)	(65,613)

Financing Activities

Proceeds from related party	7,876	–	18,066
Proceeds from issuance of common shares	–	4,000	47,547

Net Cash Provided by Financing Activities	7,876	4,000	65,613

Decrease in Cash	–	(16,685)	–

Cash – Beginning of Period	–	18,008	–

Cash – End of Period	$–	$1,323	$–

Supplemental Disclosures

Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

(The accompanying notes are an integral part of these condensed financial statements)

DogInn, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

Doginn Inc. was incorporated in Nevada on July 15, 2010 as, a “C” corporation. The Company was formed with the object of generating a website that is intended to provide travelers with information and resources regarding pet friendly accommodation, services and products.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

The condensed financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

Accounting Method

The Company’s condensed financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Loss Per Share

Loss per share is calculated in accordance with FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) No.260, Earnings Per Share for the periods presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  The Company has no potentially dilutive securities as of June 30, 2013 and December 31, 2012.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of June 30, 2013 and December 31, 2012, the Company has federal and state net operating loss carry forwards of approximately $66,000 and $58,000, respectively, which will begin to expire in 2014 unless utilized in earlier years.  A valuation allowance has been established to offset the deferred tax asset due to the uncertainty of the realization of net operating loss carryforwards prior to their expiration.

DogInn, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our (consolidated) financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2013 and December 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

NOTE 3. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2013, the Company has not recognized any revenue, has a working capital deficit of $18,371, and has an accumulated deficit of $65,918.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. RELATED PARTY

As of June 30, 2013 and December 31, 2012, the Company owes $18,066 and $10,190, respectively to the President and Director of the Company for funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

DogInn, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

NOTE 5. STOCKHOLDERS’ DEFICIT

There were no shares issued in the six months ending June 30, 2013.

As of June 30, 2013 and December 31, 2012, the Company has authorized 10,000,000 shares of preferred stock, of which none were issued and outstanding.

As of June 30, 2013 and December 31, 2012, the Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 8,998,776 shares have been issued and are outstanding.

As of June 30, 2013 and December 31, 2012, the stockholders made a capital contribution in the amount of $38,548 to pay for operating expenses incurred by the Company.

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

Overview

DogInn Inc. was incorporated in Nevada in July 2010 to become a resource for travelers seeking information and resources regarding pet friendly accommodation, services, and products.  Our  intention is to incorporate improvements over the small number of existing Internet offerings in the pet friendly travel space. Our  website located at www.doginn.com is a move away from traditional types of user interfaces (i.e. text-based systems, multi-page, use of drop down boxes, etc.) to a simple interactive map-based presentation. The website will aim for maximum content and add new value-added features on an ongoing basis. It will be offered at no cost to the visitor and integrate a fast and efficient search capability. The website will be interactive, easy to use, content rich and graphically appealing.

Since inception we have worked toward the introduction and development of our website that we will use to generate revenues.  We have not yet generated revenues from operations. From our inception through June 30, 2013, we had an accumulated deficit of $65,918.

Plan of Operations

We are a development stage company with limited resources.  We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future  financings and loans from our sole officer and director, Robert Bartlett to fund  our continued operations and complete our plan of operations.

 To date, we have planned the preliminary content, design, graphics, and functional aspects of our website and completed a Beta site.

Our future plans involve completion of our website.  We plan to generate revenues by charging pet service and/or  product providers fees for listing their businesses and/or  products on our website.

Completion of our plan of operations will  occur in two phases, as follows:

Phase One:

Early stage development of the website that demonstrates the capabilities of the website, initial content development, and the development of a list of pet related service providers.

Due to the nature of the costs involved and the fact that our  sole officer and director will not be compensated for his services during  this time, expenses related to phase one are expected to be less than $30,000. We have completed a Beta site and are undertaking further developing of the sites functionality and content.   We believe we have sufficient capital to complete this phase of our plan of our operations. This phase was delayed due to the limited time our sole officer and director contributed to our operations.  We plan to complete this phase and launch our site by the end of 2013

Phase Two:

Management believes that if we are successful in the completion of phase one, the proof of concept will enable us to raise additional funds to fully develop the website and fund an expanded sales and marketing program.  Management anticipates hiring 1- to 2 employees for this effort and to go live and roll out the website.  We expect this phase to cost approximately $100,000.  Our president will spearhead this phase of our  plan of operations. We expect this process to take approximately 6 months from the time we complete Phase One above. We do not currently have sufficient capital to carry out this phase of our plan of operations.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through a loan from our president and the sale of equity capital.

We require additional financing to complete Phase Two of our plan of operations. There can be no assurance, however, that we will be able to acquire the financing necessary to complete our plan of operation. If we are unable to acquire such funds, our business may fail.  As a development stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock and loans from our sole officer and director, but we are uncertain about our continued ability to raise funds privately.   Additionally, our sole officer and director is under no obligation to loan us funds to complete our plan of operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended
	June 30,
	2013	2012
Revenue	$-	$-
Operating expenses	$5,545	$5,035
Net loss	$(5,543)	$(5,035)

Our operating results for the six months ended June 30, 2013 and 2012 are summarized as follows:

	Six Months Ended
	June 30,
	2013	2012
Revenue	$-	$-
Operating expenses	$8,176	$20,685
Net loss	$(8,176)	$(20,685)

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended June 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended
	June 30,
	2013	2012
Professional fees	$1,850	$2,825
General & administrative expenses	$3,795	$2,210

Our expenses for the six months ended June 30, 2013 and 2012 are outlined in the table below:

	Six Months Ended
	June 30,
	2013	2012
Professional fees	$4,230	$2,825
General & administrative expenses	$3,946	$17,860

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

Transfer Fees

Our transfer agent fees decreased from $16,750 for the six months ending June 30, 2012, to $0 for the six months ending June 30, 2013.  This resulted in a decrease of operating expenses for the six month period ending June 30, 2012 and 2013,  from $20,685 to$5,645,  respectively.

Going Concern

We have not attained profitable operations and are dependent upon loans from our management and future financings to complete our plan of operations. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment and loans from our sole officer and director. All of our equity funding was received from a private placement of our common shares.

On September 21, 2013, we sold 5,658,776 shares of our common stock to our president and director, Thomas Bartlett, at a price of $0.0025 per share, or an aggregate of  $14,147.  These shares were offered and sold  pursuant to exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) . We believe that Section 4(2) was available because the offer and sale did not involve a public offering and the certificates representing the shares were marked with a restrictive legend setting forth the restrictions on transferability imposed by the Securities Act.

On December 22, 201, we sold  3340,000 shares of our common stock to thirty-three purchasers at the price of $0.01 per share or  aggregate proceeds of $33,400.   This offering was made pursuant to Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act.

As of June 30, 2013, we owed $18,066 to our sole officer and director  for funding general operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 N/A

Item 4.  Controls and Procedures.

As of the end of the period covered by this Report, Thomas Bartlett,  our president, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of our disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our periodic filings under the Securities Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the our last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

 Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue securities that were not registered under the Securities Act during the period ending June 30, 2013.
Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosure

N/A

Item 5. Other Information

None

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

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOGINN, INC

Date: August 19, 2013	By:	/s/ Thomas Bartlett
Name: Thomas Bartlett
Title: President, Chief Executive Officer and Chief Financial Officer Director