Form 10-K/A
period 2012-12-31
DogInn Inc.
filed 2013-11-01
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment Number 1

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

$17,996.23 based upon the average bid and ask price of the Issuer’s common stock on June 28, 2013.

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

8,998,776 shares of common stock as of June 4, 2013

DOCUMENTS INCORPORATED BY REFERENCE

 List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

EXPLANATORY NOTE

Doginn Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2013, in response to communications with the SEC concerning the reports of our current and former auditors' reports.

This Form 10-K/A does not reflect events occurring after the original filing of our Annual Report on Form 10-K on June 6, 2013 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits 31.3 and 31.4 to this Form 10-K/A.

DOGINN INC

TABLE OF CONTENTS

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

•

risks related to the failure to successfully manage or achieve growth of our business; and

•

other risks and uncertainties related to our business strategy

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

ITEM 1A.  RISK FACTORS

Our business is subject to numerous risk factors, including the following.

Risks Related To Our Financial Condition and Business Model

If we do not obtain additional financing, we will not be able to conduct our business operations to the extent that we become profitable.

Our current operating funds will cover the initial stage of our business plan; however, we currently do not have any operations and we have no income. We estimate that we will require an additional $100,000 in order to reach operational status and conduct our proposed operations. Because of this and the fact that we will incur significant legal and accounting costs necessary to maintain a public corporation, we will require additional financing to complete our development activities. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through a loan from our president and the sale of equity capital.

We cannot offer any assurance as to our future financial results. You may lose your entire investment.

We have not generated any income from operations to date and future financial results are uncertain.  We cannot assure you that the registrant can operate in a profitable manner.  We have had losses since our inception  and have never generated revenues. Even if we obtain future revenues sufficient to expand operations, increased production or marketing expenses would adversely affect liquidity of the registrant.

Our independent auditor has indicated that he has substantial doubt about our ability to continue as a going concern, if true, you could lose your investment.

Our independent auditor, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history and the fact to date have had no revenues. Potential investors should be aware that there are difficulties associated with being a new venture, and the high rate of failure associated with this fact.  We have incurred losses since our inception and have had no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our website. These factors raise substantial doubt that we will be able to continue as a going concern.

We anticipate our operating expenses will increase prior to our earning revenues.  We may never achieve profitability and you may lose your entire investment.

Prior to completion of our development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our business development, we will not be able to become profitable or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because our executive officer does not have experience in e-commerce, there is a higher risk our business will fail.

None of our executive officers have any experience in e-commerce and have never managed any company involved in e-commerce. As a result our business could suffer irreparable harm due to our lack of experience in e-commerce.

Our executive officer has only agreed to provide her services on a part-time basis.  She may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Because we are in the development stage of our business, our executive officer will not be spending a significant amount of time on our business. Robin Looban expects to expend approximately 20 hours per week on our business. Competing demands on her time may lead to a divergence between her interests and the interests of other shareholders.

Our executive officer is a Canadian resident; difficulty may arise in attempting to effect service or process on her in Canada

Because our executive officer is a Canadian resident, difficulty may arise in attempting to effect service or process on herin Canada or in enforcing a judgment against any of our assets located outside of the United States.

The success of our business depends on the continued use and growth of the Internet as a commerce platform

The existence and growth of our service depends on the continued acceptance of the Internet as a commerce platform for individuals and enterprises. The Internet could possibly lose its viability as a tool to pay for online services by the adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service.  The acceptance and performance of the Internet has been harmed by viruses, worms, and spy-ware.  If for some reason the Internet was no longer widely accepted as a tool to pay for online services, the demand for our service would be significantly reduced, which would harm or cause our business to fail.

We will rely on a third-party for hosting and maintenance of our website.  Any mismanagement or service interruptions could significantly harm our business

Our website will be hosted and maintained by a third party hosting service.  Any mismanagement, service interruptions, or damage to the data of our company or our customers, could result in the loss of customers, or other harm to our business.

We may be exposed to liability for infringing intellectual property rights of other companies

Our success will, in part, depend on our ability to operate without infringing on the proprietary rights of others. Although we have conducted searches and are not aware of any trademarks which our company might infringe, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to the great amount of time lost, in defending any trademark infringement suits or in asserting any trademark rights, in suit with another party.

We may be unsuccessful in implementing required internal controls over financial reporting.

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC. To comply with the requirements of being a public company, we will need to create information technology systems, implement financial and management controls, reporting systems and procedures and contract additional accounting, finance and legal staff.

As long as we remain a smaller reporting company, we will not be required to obtain or disclose an auditor’s attestation concerning management’s report on internal controls over financial reporting.  Any failure to develop or maintain effective controls, or any difficulties encountered in our implementation of our internal controls over financial reporting could result in material misstatements that are not prevented or detected on a timely basis, which could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Ineffective internal controls could cause investors to lose confidence in our reported financial information.

 Risks Related To This Offering

 If a market for our common stock does not develop, shareholders may be unable to sell their shares

Even though our common shares are approved for quotation by the OTC Markets OTC Link quotation system, no trades have occurred. A public market may never materialize for our common shares. If a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they hold.

If a market for our common stock develops, our stock price may be volatile

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

●	the evolving demand for our service;
●	our ability or inability to arrange for financing;

●	our ability to manage expenses;
●	changes in our pricing policies or our competitors; and

●	global economic and political conditions.

Further, the price of our common stock may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations may adversely affect the market price of our common stock.

We do not meet the requirements for our stock to be quoted on NASDAQ, American Stock Exchange or any other senior exchange and the tradability in our stock will be limited under the penny stock regulation.

The liquidity of our common stock is restricted as our common stock falls within the definition of a penny stock.

Under the rules of the Securities and Exchange Commission, if the price of our common stock on the OTC Bulletin Board is below $5.00 per share, our common stock is a "penny stock." As a result, our common stock is subject to the "penny stock" rules and regulations.  Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission's regulations concerning the transfer of penny stock.  These regulations require broker-dealers to:

   -   Make a suitability determination prior to selling penny stock to the purchaser;

   -   Receive the purchaser's written consent to the transaction; and

   -   Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker/dealers to sell our common stock, and may affect the ability of our shareholders to resell their shares.

ITEM 2.     PROPERTIES.

Executive Offices

Our executive offices are located at 1380 Lougar Ave., Sarnia, Ontario, Canada. Mr. Thomas Bartlett, our largest shareholder, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

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

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the OTC Markets OTCQB under the trading symbol “DOGI”. Our shares have been approved for quotation by the OTC Markets OTC Link quotation system since August 16, 2011. There have been no trades in our shares of common stock since quotation was approved.

Our transfer agent is Island Stock Transfer who is registered with the Securities and Exchange Commission as a transfer agent.  Their contact information is set forth below:

Island Stock Transfer

15500 Roosevelt Boulevard, Suite 301

Clearwater, FL 33760

Telephone number 727.289.0010

Facsimile: 727.289.0069

Website: http://www.islandstocktransfer.com

Holders of our Common Stock

As of May 20, 2013, there were 8,998,776 shares of our common stock issued and outstanding.  Of these 3,340,000 shares are unrestricted securities held in the name of Cede & Co.   The remaining 5,658,776 common shares are restricted shares held by our former officer and director, Thomas Bartlett.

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

Liquidity And Capital Resources

Working Capital

	As of	As of	Percentage
	December 31, 2012	December 31, 2011	Increase / (Decrease)

Current Assets	-	18,008	(100%)
Current Liabilities	10,195	2,889	353%
Working Capital	(10,195	15,119	(100%)

Cash Flows

	For the year Ended	For the year Ended	Percentage
	December 31, 2012	December 31, 2011	Increase / (Decrease)
Cash used in Operating Activities	28,198	26,509	(4.74)%
Cash from Investing Activities	-	-	-
Cash from Financing Activities	10,190	-	100%
Net decrease in Cash	(18,008)	-	(100)%

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DogInn, Inc.

(A development stage company)

We have audited the accompanying balance sheets of DogInn, Inc. (the “Company”) (a development stage company) as of December 31, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended December 31, 2012 and for the period from July 15, 2010 (Inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for year ended December 31, 2011, were audited by another auditor; whose report dated March 20, 2012; express an unqualified opinion on the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended December 31, 2012 and for the period from July 15, 2010 (Inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

Newport Beach, CA

June 4, 2013

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

The accompanying notes are an integral part of these financial statements

DOGINN, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from July 15, 2010 (inception) to December 31, 2012
OPERATING EXPENSES:
Net loss	$ (25,314)	$ (26,509)	$ (57,742)

Changes in operating assets and liabilities
Accrued liabilities	(2,884)	-	5
Net cash used in operating activities	(28,198)	(26,509)	(57,737)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	47,547
Proceeds from officer loan	10,190	-	10,190
Net cash provided by financing activities	10,190	-	57,737

Net decrease in cash	(18,008)	(26,509)	-
Cash, beginning of period	18,008	44,517	-
Cash, end of period	$ -	$ 18,008	$ -

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

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	Year Ended December 31,
	2012	2011

Net loss	(25,314)	(26,509)
Average statutory tax
Federal rate	35%	35%
Expected income tax	-	-

Significant components of deferred income tax assets are as follows:

	Year Ended December 31,
	2012	2011
Net operating losses carried forward	57,742	32,428
Federal rate	35%	35%
Deferred income tax asset	20,210	11,350
Valuation allowance	(20,210)	(11,350)
Net deferred income tax asset	-	-

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

ITEM 9A.   CONTROLS AND PROCEDURE

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

ITEM 9B.             OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Former Director and Executive Officer

As at June 4, 2013, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) and Office(s) Held	Term of Office
Thomas Bartlett(1)	35	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	Since Inception To Present

Set forth below is a brief description of the background and business experience of our former and present officers and directors.

(1) Thomas Bartlett, resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, President and Sole Director, effective September 6, 2013.

Thomas Bartlett graduated from Dalhousie University in Halifax, Nova Scotia with a Bachelor of Commerce Co-op Degree in April 2000. Mr. Bartlett completed the Information Technology Professional Program at Lambert College in Sarnia, Ontario in 2001, where he received an A+ Technician Hardware Certification, as well as the MCP (Microsoft Certified Professional) MCSE (Microsoft Certified Systems Engineer) and CCNA (Cisco Certified Network Associate) designations.  Mr. Bartlett worked as a Brokers Assistant at RBC Dominion Securities in 1997, and as a Marketing Assistant in the U.K. at National Britannia through 1998. While at Cargonet Software in 2000, as IT and Marketing Associate Mr. Bartlett was not only responsible for telemarketing and helpdesk support for Cargonet Software, he was involved with business to business marketing of logistics software and performed testing and installation of logistics software. While at Infotech Associates in Sydney Australia from 2002 to 2004 Mr. Bartlett acted as business consultant in several business initiatives for major clients, areas included IT, finance, marketing initiatives and back office process management. While at IBM Canada from 2004 to 2006 as Territory Sales Representative for Northern California, Mr. Bartlett was responsible for identifying/driving new opportunities, increasing market share and growth within the SMB market on IBM’s total portfolio of hardware, software and services through telecoverage. Since 2006 Mr. Bartlett has been owner / operator of C&C Coatings, a Sarnia, Ontario based applicator of Teflon and Powder Coating to metals. He is responsible for all company operations including sales, finance, marketing, HR, quality control and administration.

Present Director and Executive Officer

As at June 4, 2013, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) and Office(s) Held	Term of Office
Robin Looban(1)	45	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	September 6, 2103 To Present

(1) Contemporaneously with Mr. Bartlett’s resignation described above, on September 6, 2013, Robin Looban was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, President and Sole Director to fill the vacancies  created by Mr. Bartlett's resignation.

Robin Looban is 45 years of age.  She has more than ten years experience in the financial services industry.  From 2003 to present, has served as a financial services manager at Prime Gallion Cebu International in Manila Philippines. Her duties include evaluation of credit opportunities, oversight of credit operations and credit application review.

Mrs. Looban received a Bachelor of Arts in Finance from Jose Rizal College in Mandaluyong City Philippines which she attended from 1987 through 1991.

The Company believes that Mrs. Looban's educational background, and business and operational experience in the financial services industries gives her the qualifications and skills necessary to serve as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, President and Sole.  Effective September 6, 2013, Robin Looban became the Company’s sole officer and director.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Bartlett (1) President, Chief Executive Officer, Chief Financial Officer and Secretary	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Thomas Bartlett was been our president, chief executive officer, chief financial officer and Secretary from our inception until September 6, 2013. .

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

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with our sole officer and director, Robin Looban.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of June 4, 2013, and October 29, 2013, there were 8,998,776 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(2)	The percentage of class is based on 8,998,776 shares of common stock issued and outstanding as of June 4, 2013, and October 29, 2013.

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

 /s/  Robin Looban

                   Robin Looban

President, Treasurer, Chief Executive Officer,

Chief Financial Officer and Secretary

(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

         Date:  November 1, 2013