Form 10-Q
period 2013-09-30
DogInn Inc.
filed 2013-11-05
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,998,776   common shares as of November 5, 2013.

Item 1. Financial Statements

DogInn, Inc.

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

For the period ended September 30, 2013

Condensed Balance Sheets (unaudited)

5

Condensed Statements of Operations (unaudited)

6

Condensed Statements of Cash Flows (unaudited)

7

Notes to the Condensed Financial Statements (unaudited)

8

DogInn, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

September 30, 2013 $ (unaudited)	December 31, 2012 $

ASSETS

Cash	–	–

Total Assets	–	–

LIABILITIES

Current Liabilities

Bank overdraft	–	5
Accounts payable	2,030	–
Due to related party	19,207	10,190

Total Liabilities	21,237	10,195

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 65,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 8,998,776 common shares	8,999	8,999

Additional paid-in capital	38,548	38,548

Accumulated deficit during the development stage	(68,784)	(57,742)

Total Stockholders’ Deficit	(21,237)	(10,195)

Total Liabilities and Stockholders’ Deficit	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

DogInn, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended September 30, 2013 $	For the three months ended September 30, 2012 $	For the nine months ended September 30, 2013 $	For the nine months ended September 30, 2012 $	Accumulated from July 15, 2010 (Date of Inception) to September 30, 2013 $

Revenues	–	–	–	–	–

Operating Expenses

Office and administrative	511	1,468	4,457	19,328	46,369
Professional fees	2,355	900	6,585	3,725	22,415

Net Loss	(2,866)	(2,368)	(11,042)	(23,053)	(68,784)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	8,998,776	8,998,776	8,998,776	8,998,776

(The accompanying notes are an integral part of these condensed financial statements)

DogInn, Inc.

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the nine months ended September 30, 2013 $	For the nine months ended September 30, 2012 $	Accumulated from July 15, 2010 (Date of Inception) to September 30, 2013 $

Operating Activities

Net loss	(11,042)	(23,053)	(68,784)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	2,025	–	2,030

Net Cash Used In Operating Activities	(9,017)	(23,053)	(66,754)

Financing Activities

Proceeds from related party	9,017	2,000	19,207
Proceeds from issuance of common shares	–	4,000	47,547

Net Cash Provided by Financing Activities	9,017	6,000	66,754

Increase (decrease) in Cash	–	(17,053)	–

Cash – Beginning of Period	–	18,008	–

Cash – End of Period	–	955	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

DogInn, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

DogInn, Inc. (the “Company”) was incorporated in the state of Nevada on July 15, 2010 as a “C” corporation. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and its objective is to generate a website that is intended to provide travelers with information and resources regarding pet friendly accommodation, services, and products.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2013 and December 31, 2012, the Company did not have any potentially dilutive shares.

e)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, bank overdraft, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2013 and December 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)   Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of September 30, 2013, the Company has federal and state net operating loss carry forwards of approximately $69,000 (December 31, 2012 - $58,000), which will begin to expire in 2014 unless utilized in earlier years.

h)

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

i)

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

3.

Uncertainty of Ability to Continue as a Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2013, the Company has not recognized any revenue, has a working capital deficit of $21,237, and has an accumulated deficit of $68,784.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.

Related Party Transactions

As at September 30, 2013, the Company owes $19,207 (December 31, 2012 - $10,190) to the former President and Director of the Company for funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

5.

Stockholders’ Deficit

There were no shares issued in the nine months ending September 30, 2013.

As of September 30, 2013 and December 31, 2012, the Company has authorized 10,000,000 shares of preferred stock, of which none were issued and outstanding.

As of September 30, 2013 and December 31, 2012, the Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 8,998,776 shares have been issued and are outstanding.

As of September 30, 2013 and December 31, 2012, the stockholders made a capital contribution in the amount of $38,548 to pay for operating expenses incurred by the Company.

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

Since inception we have worked toward the introduction and development of our website that we will use to generate revenues.  We have not yet generated revenues from operations. From our inception through September 30, 2013, we had an accumulated deficit of $68,784.

Plan of Operations

We are a development stage company with limited resources.  We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future financings and loans from our sole officer and director, Robin Looban to fund our continued operations and complete our plan of operations.

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

Due to the nature of the costs involved and the fact that our  sole officer and director will not be compensated for her services during  this time, expenses related to phase one are expected to be less than $30,000. We have completed a Beta site and are undertaking further developing of the sites functionality and content.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30,
	2013 $	2012 $
Revenue	-	-
Operating expenses	2,866	2,368
Net loss	(2,866)	(2,368)

Our operating results for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	Nine Months Ended September 30,
	2013 $	2012 $
Revenue	-	-
Operating expenses	11,042	23,053
Net loss	(11,042)	(23,053)

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended September 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended September 30,
	2013 $	2012 $
Professional fees	2,355	900
General & administrative expenses	511	1,468

Our expenses for the nine months ended September 30, 2013 and 2012 are outlined in the table below:

	Nine Months Ended September 30,
	2013 $	2012 $
Professional fees	6,585	3,725
General & administrative expenses	4,457	19,328

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

Transfer Fees

Our transfer agent fees decreased from $17,350 for the nine months ending September 30, 2012, to $0 for the nine months ending September 30, 2013.  This resulted in a decrease of operating expenses for the nine month period ending September 30, 2012 and 2013, from $23,053 to$11,042, respectively.

Going Concern

We have not attained profitable operations and are dependent upon loans from our management and future financings to complete our plan of operations. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment and loans from our former sole officer and director. All of our equity funding was received from a private placement of our common shares.

On September 21, 2010, we sold 5,658,776 shares of our common stock to our former president and director, Thomas Bartlett, at a price of $0.0025 per share, or an aggregate of $14,147.  These shares were offered and sold pursuant to exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) . We believe that Section 4(2) was available because the offer and sale did not involve a public offering and the certificates representing the shares were marked with a restrictive legend setting forth the restrictions on transferability imposed by the Securities Act.

On December 22, 2010, we sold 3,340,000 shares of our common stock to thirty-three purchasers at the price of $0.01 per share or aggregate proceeds of $33,400. This offering was made pursuant to Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act.

As of September 30, 2013, we owed $19,207 to our former sole officer and director for funding general operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 Not Applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this Report, Robin Looban,  our president, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of our disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our periodic filings under the Securities Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue securities that were not registered under the Securities Act during the period ending September 30, 2013.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

Not Applicable

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

DOGINN, INC

Date: November 5, 2013	By:	/s/ Robin Looban
Name: Robin Looban
Title: President, Chief Executive Officer and Chief Financial Officer Director