Form 10-K/A
period 2012-12-31
DogInn Inc.
filed 2013-11-08
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment Number 2

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

Doginn Inc. (the “Company”) is filing this Amendment No. 2 because the Securities and Exchange Commissions Comment Letter was not attached in the Amendment No. 1 submission.

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

         Date:  November 8 , 2013