Form 10-K
period 2013-12-31
VAPOR HUB INTERNATIONAL INC.
filed 2014-04-15
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-17348

VAPOR HUB INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3191889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 W Easy Street, Unit 115, Simi Valley CA	93065
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	805-309-0530

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 28, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The registrant's common stock did not trade during this period.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
68,060,001 as of April 11, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

Item 1.

Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms we", "us", "our" and "our company" mean Vapor Hub International Inc., and our wholly-owned subsidiary, Vapor Hub, Inc. a California corporation and Delite Products, Inc., a California corporation, unless otherwise indicated.

General Overview

We were incorporated in Nevada on July 15, 2010 to become a resource for travelers seeking information and resources regarding pet friendly accommodation, services, and products.  Our intention was to incorporate improvements over the small number of existing internet offerings in the pet friendly travel space. Our website www.doginn.com was intended to differentiate from traditional types of user interfaces (i.e. text-based systems, multi-page, use of drop down boxes, etc.) by providing a simple interactive map-based presentation. The website was aimed for maximum content and to add new value-added features on an ongoing basis.

Since inception we have worked toward the introduction and development of our website.  We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Unfortunately, we were not able to raise sufficient capital to fund our business development and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

On January 9, 2014, we filed a Certificate of Amendment with the Nevada Secretary of State to increase our authorized share capital from 65,000,000 shares of common stock, par value $0.001 and 10,000,000 preferred stock, par value $0.001 to 140,000,000 shares of common stock, par value $0.001 and 10,000,000 preferred stock, par value $0.001.  The Certificate of Amendment became effective with the Nevada Secretary of State on January 17, 2014.

On January 9, 2014, we filed a Certificate of Designation with the Nevada Secretary of State designating our preferred stock as Series A Preferred Stock.  The Certificate of Designation became effective with the Nevada Secretary of State on January 17, 2014.

On January 8, 2014, our company’s board of directors and a majority of our stockholders approved a forward stock split by way of a stock dividend, on a basis of 1:9, pursuant to which, our company’s stockholders as at January 17, 2014 will receive eight (8) shares of common stock for each one (1) share of common stock currently held.  The pay-out date as approved by our board of directors and Financial Industry Regulatory Authority (FINRA) was January 17, 2014.

On February 14, 2014, we entered into a share exchange agreement with Vapor Hub Inc. ("Vapor California"), Delite Products, Inc. and the shareholders of both companies.  Pursuant to the terms of the share exchange agreement, we agreed to acquire all 30,000 of the issued and outstanding shares of Vapor California's common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by our company of 38,000,001 shares of our common stock to the shareholders of both companies.

Effective March 14, 2014, in accordance with approval from FINRA, our company changed its name from Doginn, Inc. to Vapor Hub International Inc., and our stock symbol changed from “DOGI” to “VHUB” to better reflect the new name of our company.

On March 14, 2014, we closed a part of the share exchange by acquiring Vapor California and issuing all of the 38,000,001 shares of our stock to the shareholders of Vapor California, who are also the shareholders of Delite.  The shares shall remain in escrow with our counsel until the acquisition of Delite is also effected.  We expect the acquisition of Delite to occur within 10 business days. Concurrently, and as a condition to closing the share exchange agreement, we cancelled 50,938,984 shares of our common stock.

Additionally, effective March 14, 2014 Robin Looban resigned as our sole director, president, secretary, treasurer, Chief Financial Officer and Chairman of the Board of Directors of our company. Concurrently, management members from Vapor California and Delite were appointed to director and executive management positions.

On March 14, 2014 we also entered into a convertible debenture with one non-US investor in the amount of $185,000.  The convertible debenture has a maturity date of March 14, 2017, an interest rate of 8% per annum and allows for the investor to convert all outstanding amounts into shares of our common stock at 90% of the market value of our common shares.

On March 26, 2014, we closed the final part of the share exchange by acquiring Delite Products Inc. and issuing all of the 38,000,001 shares of our stock to the shareholders of Delite.

Our principal executive office is located at 67 W Easy Street Unit 115,Simi Valley CA 93065.  The telephone number at our principal executive office is (805) 309-0533.  Our financial year end is June 30.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

As a result of the closing of the share exchange agreement with Vapor California, Vapor California has become our wholly owned subsidiary and we now carry on the business of developing, producing, marketing and selling electronic cigarette products.  Our company is in the development stage and has generated only nominal/insignificant revenues.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

We shall continue to be deemed an emerging growth company until the earliest of:

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected not to opt out of the extended transition period for complying with any new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Subsidiaries

We currently have two subsidiaries, Vapor Hub, Inc., a California corporation and Delite Products Inc., a California corporation.

Our Current Business

We now carry on the business of developing, producing, marketing and selling electronic cigarette products.  Our company is in the development stage and has generated only nominal/insignificant revenues.

Products and Services

Vapor California is the retail arm of our electronic cigarette business.  Many people have heard of electronic cigarettes because they are available at local liquor stores, convenience stores, and various retail locations.

Delite Products, Inc. is a longstanding market maker in electronic cigarettes with over 6 years in electronic cigarette business Delite has been a pioneer in this space. Delite products brought forth one of the first online retail distribution specializing in electronic cigarettes since 2008, it was very successful and has grown with the market place of today. In 2013 Delite products opened a wholesale Vaping division that has successfully distributed a variety of products to retail and wholesale customers.

How They Work

Electronic cigarettes generally consist of three primary components: a cartridge, an atomizer, and a battery unit. Some designs implement a disposable integrated cartridge/atomizer component. Most reusable electronic cigarette models are manufactured according to some standard for their connections, making their components interchangeable.

Cartridge

The cartridge is a small, usually disposable, plastic container with openings on each end. It generally houses an absorbent, sponge-like material saturated with the liquid solution to be vaporized. The mouthpiece is constructed so that the vapor produced can flow past the solution container to reach the user's mouth. When the liquid in the cartridge has been depleted, the user can replace it with another pre-filled cartridge.

Atomizer

The atomizer is a heating element that serves to vaporize the solution so it can be inhaled. It contains a filament whose efficiency degrades over time due to a buildup of sediment, or "burns out" entirely, requiring replacement. This creates one of the primary recurring expenses associated with electronic cigarettes.

To deal with atomizer degradation and the associated expense, manufacturers introduced an integrated cartridge/atomizer component that is more cheaply produced. They are generally sold in packages of five or more. When their heating elements degrade, they can be disposed of and replaced more cheaply than standalone atomizers.

Battery

Most electronic cigarettes are powered by a lithium-ion rechargeable battery. The housing for the battery and electronic circuitry is usually the largest component of an electronic cigarette. It is generally referred to simply as the battery. This unit may contain an electronic airflow sensor for automated operation, or a button for manual operation. A timed cutoff switch (to prevent overheating) and/or a colored LED may also be included here. To recharge their batteries, many different types of battery chargers – such as AC outlet, car, and USB – are usually available. Some manufacturers also offer a "Portable Charging Case," or "PCC", which contains a large rechargeable battery that is then used to charge a smaller battery within the individual electronic cigarette. Another power option is direct USB power, which is available for most electronic cigarette models. An USB-tethered module is attached to the cigarette in place of a battery, and must be plugged into a computer's USB port or a USB AC adapter in order to operate.

The components work in conjunction as follows:

•

User draws on the Electronic Cigarette

•

Sensor detects the inhalation

•

Microprocessor activates, igniting the lithium ion battery

•

The battery charges the heater

•

Heater vaporizes the liquid nicotine held in vegetable glycerin

•

Simultaneously the LED lights up

•

User gets the smoking experience, LED for the flame, and water vapor in place of smoke

E-Liquid

Liquids used to produce vapor in electronic cigarettes are also sold separately for use in refillable cartridges. Liquid is commonly known as "nicotine solution" when it contains the actual nicotine component.

Liquid solution consists of flavoring and/or nicotine dissolved in one or several hygroscopic components, which turns the water in the solution into the smoke-like vapor when heated. The most commonly used hygroscopic components are propylene glycol, vegetable glycerin or polyethylene glycol 400, usually referred to as PG, VG and PEG 400, respectively. All three are common food additives and used in a variety of pharmaceutical formulations. Since concerns have been raised by various opponent groups regarding the safety of inhaling these substances, it has been pointed out by proponents that PG has been used as an additive in asthma inhalers and nebulizers since the 1950s, with no serious adverse side effects, and because of its water-retaining properties, is the compound of choice for delivering atomized medication. The U.S. Food and Drug Administration (FDA) includes propylene glycol on its list of substances Generally Recognized as Safe (GRAS), and it meets the requirements of acceptable compounds within Title 21 of the Code of Federal Regulations. We intend to avoid the controversies of propylene glycol by using vegetable glycerin.

Liquid solutions containing nicotine are available in differing nicotine concentrations to suit user preferences. Concentrations range from zero nicotine, to low/midrange doses (6–8 mg/ml and 10–14 mg/ml, respectively), to high and extra-high doses (16–18 mg/ml and 24–36 mg/ml, respectively). Nicotine concentration ratings are often printed on the liquid container or cartridge (the standard notation "mg/ml" is often abbreviated simply as "mg").

Vapor Hub's initial focus is to establish brand recognition by opening multiple locations in Southern California and establish a system of wholesale distribution to service the industry as a whole. However, we also offer our products online at www.vapor-hub.com. The format of the retail establishment will be to provide a “lounge” atmosphere where ‘vaping’ can be enjoyed by the customer in a congenial environment.  To this end, we have so far opened two retail locations in California.

We share our corporate office space with Delite within the business district of Simi Valley, CA. Our first retail location in Simi Valley, CA is 725 square feet and was the first vapor lounge in Simi Valley. Our second location is located in Chatsworth, CA and measures 1,200 square feet.  The design of the space is modern, industrial and open. Bar stools are provided for clients to sit and enjoy the tasting experience. A few bar tables are available for customers to try flavors on their own.

Inventory is located behind the bar and in cabinets and showcases along the wall. There are TVs located along the wall to drive eyes to the showcases, as well as provide interactive advertising. Additional amenities include servers attending to customers’ needs, as well as free WiFi and electrical charging stations for electronic devices.

We source products which we sell at our Vapor Hub stores from third party manufacturers as well as Delite, which is a company owned by our management.  Delite provides a selection of brands that fall within our mission statement. Our goal is to carry a selection of brands from introductory devices to high end technical pieces along with a huge array of E-Liquids that will be manufactured by Delite

With sufficient financing, we plan to begin in-house manufacturing of products so we can offer highly desirable and innovative E-Liquid flavors far beyond those served by competitors - which are Chinese imports.

We also believe that vaping devices have become somewhat of a fashion accessory and plan to manufacture our own so that we may customize them for our clients. The devices’ components can be assembled from different pieces; consisting of different fashion colors, styles, and materials. In that way, the consumer can personalize their vaping device and add accessories much like people personalize their cell phone case.

Below are examples of some of the products offered on our website and our retail locations:

EGO Starter Kit For E-Liquid Atomizers

The EGO Starter Kit comes with 2 batteries, 2 CE4 atomizers, a FREE carrying case, a USB charger, and a wall charger.

E-Liquids

We provide E-liquids for the customer’s electronic cigarettes in a variety of flavors.

AR Mechanical Mods

The AR Mod is a patent pending design with an octagonal shaped button so you never have to worry about losing your bottom button. The Black AR Mod with Red Splatter Cerakote is a unique design to replicate a traditional AR-15 assault rifle barrel.

Competition

The largest direct competitors in the electronic cigarette market are currently shipping 30,000 to 40,000 start-up units per month. Some of the more evident companies are:

•

NJoy E-Cigarette

•

Cigirex

•

South Beach Smoke

•

Smoke Stick

•

Direct E-Cig

•

Blu Cig

•

Xhale02

•

Red Puff

•

Green Smoke

•

Gamucci America

•

E-Cig Technologies

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

•

establish our products’ competitive advantage with customers;

•

develop a comprehensive marketing system; and

•

increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

We believe that we will be able to compete effectively in our industry because of a competitive advantage offered by our products.  We believe that the products we are able to offer will provide to be attractive to consumers due to their low cost. We will attempt to inform our potential customers of this competitive advantage through various online marketing techniques and positive word of mouth advertising.

However, as we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Markets

The market for electronic cigarettes is a global one.  According to the Tobacco Vapor Electronic Cigarette Association, the United States is the largest market at over $1 billion in revenue, doubling every year, comprising approximately 60% of global demand.  The United Kingdom is also a large market followed by various developed markets in Western Europe. However, there is no guarantee that the global or US markets will continue to grow in the future as anticipated. Most developed markets world-wide are undeveloped, with Russia, China, and South East Asia holding great promise given the size of the smoking population. We believe that the vast majority of electronic cigarette users are people trying to switch from regular cigarettes.  The total cigarette market is $720 billion annually coming from 1.3 billion smokers.  One of the leading industry analysts predict that electronic cigarettes will eclipse the size of the regular tobacco market within the next ten years, reaching over $350 billion in size. The United States traditional cigarette market is estimated at just over $91 billion annually, coming from 60 million smokers. According to the national health review, approximately 20 million of these consumers try to quit every year, creating further growth impetus for the electronic cigarette category.

Electronic cigarettes were historically an online business and sold in specialty retail.  Over the past few years, the business has expanded to traditional retail and is now one of the fastest growing segments in the convenience, gas, and drug channels, with distribution in over 100,000 outlets in the United States.

Currently, sales in the US market account for approximately 85% of our overall sales, with no other single country comprising a significant portion of our sales.

which could harm our business.

Intellectual Property

We have the following Patent and Trademarks:

•

Patent Application Number – 61/915,919 – AR MOD

•

Trademark – Vapor Hub

•

Trademark – TAC MODS USA

Suppliers

Our suppliers are:

•

AKA Machining – 67 W Easy Street Unit 120, Simi Valley CA 93065

•

iSmoka – 2&3 F, B-28, Heyl Beifang Tech. Industrial Park, Shajing Town, Baoan District, Shenzhen China

•

eSmoke Enterprises 687 Porspect Street Unti 455, Lakewood, NJ 08701

•

Local Vape LLC 1525 Mesa Verde Drive East, Suite 114 Costa Mesa CA 92626

•

Vapor Wholesale and Distribution – 11542 Knott St# 3 Garden Grove CA 92841

•

Caepella Flavors Inc. - 1271 Linda Vista Drive Sand Marcos CA 92078

•

Perfumers Apprentice - 170 Technology Circle Scotts Valley, California, 95066

Compliance with Government Regulation

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Because we do not intend to market our electronic cigarettes for therapeutic purposes, our electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA has announced that it will issue proposed deeming regulations by April 2013. As of the date of this report, the FDA had not taken such action.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain municipalities have enacted local ordinances which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent by Chinese suppliers. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have a material adverse effect on our business, results of operations and financial condition. However, we believe this FDA import alert will become less relevant to us as and when the FDA regulates electronic cigarettes under the Tobacco Control Act.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes would have a material adverse effect on our business, results of operations and financial condition.

Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•

the levying of substantial and increasing tax and duty charges;

•

restrictions or bans on advertising, marketing and sponsorship;

•

the display of larger health warnings, graphic health warnings and other labeling requirements;

•

restrictions on packaging design, including the use of colors and generic packaging;

•

restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•

requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

•

requirements regarding testing, disclosure and use of tobacco product ingredients;

•

increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•

elimination of duty free allowances for travellers; and

•

encouraging litigation against tobacco companies.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Research and Development Expenditures

We have incurred $Nil in research and development expenditures over the past two fiscal years.

Employees

As of April 11, 2014, we have 16 full-time employees/consultants and 2 part-time employees/consultants in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.

Risk Factors

Risks Associated with Our Business

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations and, as at December 31, 2013, have incurred a net loss from operations of $108,905 since our inception on July 15, 2010.  Our business operations began in 2013 and have resulted in net losses in each year.  We have generated only nominal revenues since our inception.  Our profitability will require increased awareness of our brand and increased sales of our products. We may not be able to successfully achieve any of these requirements or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2013 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended December 31, 2013, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

Our inability to complete our future research and development and engineering projects in a timely manner could have a material adverse effect of our results of operations, financial condition and cash flows.

If our research and development projects are not completed in a timely fashion we could experience:

•

substantial additional cost to obtain a marketable product;

•

additional competition resulting from competitors in the electronic cigarette market, and;

•

delay in obtaining future inflow of cash from financing or partnership activities.

We could face intense competition, which could result in lower revenues and higher research and development expenditures and could adversely affect our results of operations.

Unless we keep pace with changing technologies, we could lose existing customers and fail to win new customers. In order to compete effectively in the electronic cigarette market, we must continually design, develop and market new and enhanced technologies. Our future success will depend, in part, upon our ability to address the changing and sophisticated needs of the marketplace.

The market for our technology and products is still developing and if the industry adopts test criteria that are different from our internal test criteria our competitive position would be negatively affected. Additionally, governments could institute laws which negatively affect our competitive position.  Our plan to pursue sales in international markets may be limited by risks related to conditions in such markets.

Parts of our company’s business plan are dependent on business relationships with various parties

We expect to rely in part upon third party manufacturers, and distribution partners to sell our products, and we may be adversely affected if those parties do not actively promote their products.  Further, if our products are not timely delivered or does not perform as promised, we could experience increased costs, lower margins, liquidated damage payment obligations and reputational harm.

We must attract and maintain key personnel or our business will fail.

Success depends on the acquisition of key personnel.  We will have to compete with other companies both within and outside the tobacco/ Electronic Cigarette industry to recruit and retain competent employees.  If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate requiring significant capital to continue development of our planned products to meet market evolution, and execute our business plan, generally.   We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled scientists and professionals and adequate funds in a timely manner.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have not achieved revenues and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the development stage. Our success is significantly dependent on the successful research and development of our planned products, which cannot be guaranteed. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to complete the research and development of our products and operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our commercial success may depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of our technologies and product candidates as well as successfully defending third-party challenges to such technologies and candidates. We will be able to protect our technologies and product candidates from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future.

The copyright and patent positions of technology related companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies’ patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents.

We may also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our consultants and scientific and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

If we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could cause us to go out of business.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current products,  production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe with our products or other activities, and our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation, and depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. Any of these costs could cause us to go out of business.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated into our products. If any of our competitor’s copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively.

We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We have registered various trademarks in the United States. These and any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use.

Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the expansion of our retail and manufacturing activities, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Our products and may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products and services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received.

The use of electronic cigarettes may pose health risks as great as, or greater than, regular tobacco products.

According to the FDA, electronic cigarettes may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Additionally, electronic cigarettes may be attractive to young people and may lead them to try other tobacco products, including conventional cigarettes that are known to cause disease. Because clinical studies about the safety and efficacy of electronic cigarettes have not been submitted to the FDA, consumers currently have no way of knowing whether electronic cigarettes are safe before their intended use; what types or concentrations of potentially harmful chemicals are found in these products; or how much nicotine is being inhaled. In February 2012, it was reported in Florida that an electronic cigarette exploded in a smoker’s mouth causing serious injury. Although there does not appear to be similar incidences elsewhere nor are there specific details concerning the Florida incident, there is a risk that an electronic cigarette can cause bodily injury and the publicity from such instances of injury could dramatically slow the growth of the market for electronic cigarettes.

Electronic cigarettes may become subject to regulation by the FDA.

The FDA did not appeal the decision of the U.S. Court of Appeals for the D.C. Circuit in Sottera, Inc. v. Food & Drug Administration (2010) which held that e-cigarettes and other nicotine-containing products are not drugs or devices unless they are marketed for therapeutic purposes.  The Court held further that electronic cigarettes and other nicotine-containing products can be regulated as “tobacco products” under the Food, Drug and Cosmetic Act. Consequently, the FDA may choose to develop regulations governing the manufacture, marketing and sale of e-cigarettes.

Potential FDA regulations, or significant costs to comply with potential FDA regulations could have a materially adverse effect on our company’s operations and profitability. Recent reports suggest that the FDA may issue proposed regulations as early as October 2013. Failure to comply with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products.

On August 23, 2013, the Wall Street Journal reported that the FDA is considering a ban on online sales of electronic cigarettes. If the FDA implements such a ban, our financial results would be materially adversely affected.

New products face intense media attention and public pressure.

Our product is new to the marketplace and since its introduction certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts of certain products which we may currently market or have plans to market in the future. Such a ban would also likely cause public confusion as to which products are the subject of the ban and which are not and would have a material adverse effect on our business, financial condition and performance.

The market for our products is uncertain and is still evolving.

Electronic cigarettes, having recently been introduced to market, are at an early stage of development and are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes is a recent phenomenon, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.

We market a single class of products, which may be subject to certain government regulations, whose approval we may or may not be able to achieve.

Electronic cigarettes are new to the marketplace and may be subject to regulation as a drug, a medical device, a drug and medical device and or as a tobacco product. Most electronic cigarettes are sold as a means of delivering nicotine to the body. The FDA is the regulatory agency which oversees drugs, medical devices and tobacco; however at present it is unclear which, if any regulatory process is required to market, and sell electronic cigarettes. To date the FDA has not established a definitive policy regulating “electronic cigarettes” but is reviewing cases on a case by case basis. We intend to use reasonable efforts to file for the appropriate approvals to allow us to sell our product in the United States, however we have no indication that at present we will be able to afford to pursue regulatory approval and that if we are able to pursue said approval we have no assurances that the outcome of said approval process will result in our products being approved by the FDA. Moreover, if the FDA establishes a regulatory process that we are unable or unwilling to comply with our business, results of operations, financial condition and prospects would be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA.  Since our products are manufactured by third parties, we anticipate that they will bear the initial investment of approval and will pass those costs to us through price increases. If we need seek FDA approval, then based on several factors including either pre-market approval or 510K application, we estimate an application could take between 6 to 24 months with a cost of $100,000 to $2 million. If the device is deemed a drug and a device, we anticipate that the time and costs to comply with FDA regulations would be prohibitive to the future operations of our company and may have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products.

Our products contain nicotine which is considered to be a highly addictive substance.

Certain of our products contain nicotine, a chemical found in cigarettes and other tobacco products which is considered to be highly addictive. The Family Smoking Prevention and Tobacco Control Act, empowers the FDA to regulate the amount of nicotine found in tobacco products, but may not require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation may require us to reformulate, recall and or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

Our business may be affected if we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our internet sales.

Presently our products are not taxed like cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on the sale of their products. Should state and federal governments and or taxing authorities impose taxes similar to those levied against cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products. Moreover we may be unable to establish the systems and processes needed to track and submit the taxes we collect through internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our revenues, operation and financial condition.

States such as New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on Internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. The requirement to collect, track and remit taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin; either of which would have a material adverse effect on our revenues, financial condition and operating results.

Our success is dependent upon our marketing efforts.

We have limited marketing experience in marketing electronic cigarettes and limited financial, personnel and other resources to undertake extensive marketing activities. If we are unable to generate significant market awareness for our products and our brands our operations may not generate sufficient revenues for us to execute our business plan, generate revenues and achieve profitable operations.

We rely, in part, on the efforts of our independent sales distributors and outside broker/dealer network to augment our internal sales efforts and distribute our product to wholesalers and or retailers to generate revenues. No single distributor currently accounts for a material percentage of our revenues and we believe that should any of these relationships terminate we would be able to find suitable replacements, however any change in distributors or our ability to timely replace any given distributor would have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the Over-the-counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•

variations in our operating results;

•

changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•

changes in operating and stock price performance of other companies in our industry;

•

additions or departures of key personnel; and

•

future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although the trading volume of our common shares increased significantly recently, it has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contains a specific provision that eliminates the liability of our directors and officers for monetary damages to our company and shareholders. Further, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses that Vapor California did not incur as a private company prior to the private placement financing and share exchange.

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA.  We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.  Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

Our principal executive offices are located at 585 E. Los Angeles Ave, Unit G, Simi Valley, CA 93065.  We also lease retail properties in Simi Valley and Chatsworth, California.  Our office space is approximately 5,000 square feet and is shared with Delite.  Our Simi Valley retail property measures 750 square feet and the Chatsworth store measures 1,200 square feet.  We pay a total of $7,960 per month for all three properties.

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange.  Our common stock is currently quoted on the OTCQB under the Symbol "VHUB". Our common stock was originally listed for quotation on August 15, 2011 under the symbol "DOGI".

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTCQB
Quarter Ended	High	Low
December 31, 2013	N/A(1)	N/A(1)
September 30, 2013	N/A(1)	N/A(1)
June 30, 2013	N/A(1)	N/A(1)
March 31, 2013	N/A(1)	N/A(1)
December 31, 2012	$2.00	$0.10
September 30, 2012	N/A(2)	N/A(2)
June 30, 2012	N/A(2)	N/A(2)
March 31, 2012	N/A(2)	N/A(2)
December 31, 2011	N/A(2)	N/A(2)

(1)

No trades during this period.

(2)

Our common stock was listed for quotation on August 15, 2011. Our first trade did not occur until December 27, 2012.

As of April 11, 2014, there were approximately 4 holders of record of our common stock. As of such date, 68,060,001common shares were issued and outstanding.

Our common shares are issued in registered form. Island Stock Transfer Inc., Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: 727.289.0010) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any cash dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2013.

Effective March 26, 2014, we issued 38,000,001 shares of our common stock at a deemed price of $0.15 per share pursuant to a share exchange agreement between our company, Delite Products, Inc., Vapor Hub, Inc. and the shareholders of Delite and Vapor Hub.

We issued the 38,000,001 shares of common stock to three (3) US persons, relying on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2013.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge readers to note that the following discussion of our results of operations is for our year ended December 31, 2013, which was prior to our acquisition of Vapor California.  As result, given the accounting treatment of the acquisition going forward, such discussion of our results of operations will be of marginal value in regards to any evaluation of our company.

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2013 and December 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 13 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ending December 31, 2013 and 2012

Year Ended
December 31
	2013	2012
Current Assets	$ 1,028	$ -
Current Liabilities	$ 62,386	$ 10,195
Working Capital Deficit	$ (61,358)	$ (10,195)

Expenses

Our operating expenses for our years ended December 31, 2013 and 2012 are outlined in the table below:

	Year Ended
	December 31,
	2013	2012
Professional fees	$ 40,825	$ 4,625
Office and administrative	$ 10,338	$ 20,689

The increase in operating expenses during the fiscal year ended December 31, 2013 was due to the fact that we incurred more professional fees in the prior year relating to our SEC registration process and had limited cash flows for non-essential day-to-day operations outside of SEC filing requirements.

During the year ended December 31, 2013, we incurred a net loss of $51,163 and $Nil loss per share compared with a net loss of $25,314 and a $Nil loss per share during the year ended December 31, 2012.

Revenue

We have not generated any revenues since inception.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Cash Flows
	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Net Cash used in Operating Activities	$ (37,209)	(28,198)
Net Cash used in Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$ 38,237	$ 10,190
Increase (Decrease) in Cash During the Period	$ 1,028	$ (18,008)

We incurred more cash for operating activities compared to prior year due to the fact that we incurred more professional fees relating to our SEC disclosures and the XBRL of our SEC filings.  As such, since we have no cash flows from operations, we increased the amount of financing from our related party to support our ongoing operating cash flow needs.  Since our inception on July 15, 2010, we have not incurred any investing activities.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Consulting Fees for Research and Development	$20,000
Engineering	$15,000
Management Consulting Fees	$75,000
Professional fees	$75,000
Rent	$85,000
Sales, Travel and Marketing	$50,000
Other general administrative expenses	$21,000
Inventory Purchase	$220,000
Total	$561,000

We will require funds of approximately $561,000 over the next twelve months to operate our business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Future Financings

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements.  In general, management’s estimates are based on historical experience, on information from third-party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

Vapor Hub International Inc.

(Formerly known as DogInn, Inc. A Development Stage Company)

Financial Statements

(Expressed in US dollars)

For the year ended December 31, 2013

Report of Independent Registered Public Accounting Firm

30

Balance Sheets

31

Statements of Operations

32

Statements of Changes in Stockholder’s Equity

33

Statements of Cash Flows

34

Notes to the Financial Statements

35

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stakeholders

Vapor Hub International Inc.

(Formerly DogInn, Inc. A Development Stage Company)

We have audited the accompanying balance sheets of Vapor Hub International Inc. (formerly DogInn, Inc., the "Company") as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 and for the period from July 15, 2010 (Inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the period from July 15, 2010 (Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3, the Company has had no revenues and accumulated deficit of $108,905 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the financial statements, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 15, 2014

Vapor Hub International Inc.

(Formerly DogInn, Inc. A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	December 31, 2013	December 31, 2012

ASSETS

Cash	$ 1,028	$ –

Total Assets	$ 1,028	$ –

LIABILITIES

Current Liabilities

Bank overdraft	$ –	$ 5
Accounts payable	13,959	–
Due to related party	48,427	10,190

Total Liabilities	62,386	10,195

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 65,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 80,988,984 common shares (1)	80,989	80,989

Additional paid-in capital (1)	(33,442)	(33,442)

Accumulated deficit during the development stage	(108,905)	(57,742)

Total Stockholders’ Deficit	(61,358)	(10,195)

Total Liabilities and Stockholders’ Deficit	$ 1,028	$ –

(1)

All common shares amounts and per share amounts in these financial statements reflect the one-for-nine forward stock split by way of a stock dividend of issued and outstanding shares of common stock of the company, effective January 19, 2014, including retroactive adjustment of common share amounts. See Note 5.

 The accompanying notes are an integral part of these financial statements

Vapor Hub International Inc.

(Formally DogInn, Inc. A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Accumulated from July 15, 2010 (Date of Inception) to December 31, 2013

Revenues	$ –	$ –	$ –

Operating Expenses

Office and administrative	10,338	20,689	52,250
Professional fees	40,825	4,625	56,655

Total Operating Expenses	51,163	25,314	108,905

Loss before income taxes	(51,163)	(25,314)	(108,905)

Income taxes	–	–	–

Net Loss	$ (51,163)	$ (25,314)	$ (108,905)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted(1)	80,988,984	80,988,984

(1)

All common shares amounts and per share amounts in these financial statements reflect the one-for-nine forward stock split by way of a stock dividend of issued and outstanding shares of common stock of the company, effective January 19, 2014, including retroactive adjustment of common share amounts. See Note 5.

The accompanying notes are an integral part of these financial statements

Vapor Hub International Inc.

(Formerly DogInn, Inc. A Development Stage Company)

Statements of Shareholder’s Equity

From July 15, 2010 (Date of Inception) to December 31, 2013

(Expressed in US dollars)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
	#

Balance – July 15, 2010 (Date of Inception)	–	$ –	$ –	$ –	$ –

Shares issued for cash	50,928,984	50,929	(36,782)	–	14,147

Shares issued for cash	30,060,000	30,060	3,340	–	33,400

Net loss				(5,919)	(5,919)
	–	–
Balance – December 31, 2010(1)	80,988,984	80,989	(33,442)	(5,919)	41,628

Net loss	–	–	–	(26,509)	(26,509)
	–	–
Balance – December 31, 2011(1)	80,988,984	80,989	(33,442)	(32,428)	15,119

Net loss	–	–	–	(25,314)	(25,314)

Balance – December 31, 2012(1)	80,988,984	80,989	(33,442)	(57,742)	(10,195)

Net loss	–	–	–	(51,163)	(51,163)
	–	–
Balance – December 31, 2013 (1)	80,988,984	$ 80,989	$ (33,442)	$ (108,905)	$ (61,358)

(1)

All common shares amounts and per share amounts in these financial statements reflect the one-for-nine forward stock split by way of a stock dividend of issued and outstanding shares of common stock of the company, effective January 19, 2014, including retroactive adjustment of common share amounts. See Note 5.

The accompanying notes are an integral part of these financial statements

Vapor Hub International Inc.

(Formerly DogInn, Inc. A Development Stage Company)

Statements of Cashflows

(Expressed in US dollars)

	For the Year ended December 31, 2013	For the Year ended December 31, 2012	Accumulated from July 15, 2010 (Date of Inception) to December 31, 2013

Operating Activities:

Net loss	$ (51,163)	$ (25,314)	$ (108,905)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	13,954	(2,884)	13,959

Net Cash Used In Operating Activities	(37,209)	(28,198)	(94,946)

Financing Activities:

Proceeds from related party	38,237	10,190	48,427
Proceeds from issuance of common shares	–		47,547

Net Cash Provided by Financing Activities	38,237	10,190	95,974

Increase (decrease) in Cash	1,028	(18,008)	1,028

Cash – Beginning of Period	–	18,008	–

Cash – End of Period	$ 1,028	$ –	$ 1,028

Supplemental Disclosures

Interest paid	$ –	$ –	$ –
Income tax paid	$ –	$ –	$ –

The accompanying notes are an integral part of these financial statements

Vapor Hub International Inc.

(Formerly DogInn, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Vapor Hub International Inc. (the “Company”) was incorporated in the state of Nevada on July 15, 2010 as a “C” corporation. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and its objective is to generate a website that is intended to provide travelers with information and resources regarding pet friendly accommodation, services, and products.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At December 31, 2013 and 2012, the Company had no cash equivalents.

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, 2013 and 2012, the Company did not have any potentially dilutive shares.

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

f)   Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of December 31, 2013, the Company has federal and state net operating loss carry forwards of approximately $109,000 (December 31, 2012 - $58,000), which will begin to expire in 2030 unless utilized in earlier years.

g)

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

h)

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.

Uncertainty of Ability to Continue as a Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2013, the Company has not recognized any revenue, has a working capital deficit of $61,358, and has an accumulated deficit of $108,905.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.

Related Party Transactions

a)

As at December 31, 2013, the Company owes $18,427 (2012 - $10,190) to the former President and Director of the Company for funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at December 31, 2013, the Company owes $30,000 (2012 - $nil) to the President and Director of the Company for funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

5.

Stockholders’ Equity

a)

On January 9, 2014, the Company authorized an increase of its share capital from 65,000,000 common shares to 140,000,000 common shares. Furthermore, the Company approved forward stock split of its issued and outstanding common shares by way of a stock dividend, on a basis of 1:9, pursuant to which, the company’s stockholders as at January 17, 2014 will receive eight (8) shares of common stock for each one (1) share of common stock currently held.  The pay-out date as approved by the company’s board of directors and Financial Industry Regulatory Authority is January 17, 2014. The effects of the forward split increased its issued and outstanding common shares from 8,998,776 common shares to 80,988,984 common shares. The effects of the forward split have been applied on a retroactive basis.

b)

At December 31, 2013 and 2012, the Company authorized 10,000,000 preferred shares with a par value of $0.001 per preferred shares.  There have been no issued or outstanding preferred shares.

6.

Income Taxes

The Company has $108,905 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2013, the Company had no uncertain tax positions.

	2013 $	2012 $

Net loss before taxes	(51,163)	(25,314)
Statutory rate	34%	34%

Computed expected tax recovery	(17,395)	(8,607)
Valuation allowance	17,395	8,607

Income tax provision	–	–

As at December 31, 2013, the Company has non-capital losses carried forward of $108,905, which are available to offset deferred years’ taxable income. These losses expire as follows:

$

2030	5,919
2031	26,509
2032	25,314
2033	51,163

108,905

7.

Subsequent Events

a)

On January 9, 2014, the Company authorized an increase of its share capital from 65,000,000 common shares to 140,000,000 common shares. Furthermore, the Company approved a forward stock split of its issued and outstanding common shares by way of a stock dividend, on a basis of 1:9, pursuant to which, the company’s stockholders as at January 17, 2014 will receive eight (8) shares of common stock for each one (1) share of common stock currently held.  The pay-out date as approved by the company’s board of directors and Financial Industry Regulatory Authority is January 17, 2014. The effects of the forward split increased its issued and outstanding common shares from 8,998,776 common shares to 80,988,984 common shares. The effects of the forward split have been applied on a retroactive basis.

b)

On February 14, 2014, the Company entered into a share exchange agreement (the “Agreement”) with Vapor California (“Vapor”) and Delite Products Inc. (“Delite”) whereby the Company will acquire 100% of the issued and outstanding shares of Vapor and Delite in exchange for 38,000,001 common shares of the Company. The Agreement will be completed in two stages – with the acquisition of Vapor closing on March 14, 2014 and the acquisition of Delite to be closed within 10 days of the closing date of the acquisition of Vapor.  In addition, as part of the closing transaction, the Company will cancel 50,938,984 common shares and issued a convertible debenture of $185,000 upon the closing of the Delite acquisition.

The Agreement is accounted for as a recapitalization effected by a share exchange, wherein Vapor is considered the acquirer for accounting purposes.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized on the recapitalization transaction.  Concurrent with the Agreement, the Company changed its name from “Doginn Inc.” to “Vapor Hub International Inc.”.

The acquisition of Delite was closed on March 31, 2014 upon the completion of all conditions within the Agreement.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2013, our company’s internal control over financial reporting was not effective based on present company activity. Our company is in the process of adopting specific internal control mechanisms with our board and officers collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

On March 24, 2014, Kyle Winther resigned as chief executive officer of our company.

On March 24, 2014, we appointed Kyle Winther as chief operating officer and Andrew Birnbaum as chief executive officer of our company.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Andrew Birnbaum	Chief Executive Officer and Director	48	March 24, 2014
Lori Winther	Chief Financial Officer, Treasurer, Secretary and Director	57	March 14, 2014
Gary Jacob Perlingos	President, Chief Technology Officer and Director	33	March 14, 2014
Niels Winther	Director	58	March 14, 2014
Kyle Winther	Chief Operating Officer and Director	28	March 14, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Andrew Birnbaum, Chief Executive Officer and Director

Andrew Birnbaum was appointed as our chief executive officer on March 24, 2014.

Mr. Birnbaum brings over 25 years of professional expertise to our company. He successfully created and ran a wide variety of companies and consulted to even more. In addition to his position as chief executive officer with Systech Systems International (public), he ran Sonartec (a golf equipment company in a highly competitive market) with tremendous domestic presence in every major retailer and internationally facilitated distribution in 22 countries. His most recent accomplishment was the positioning and branding of an e-liquid company, taking them from barely $50k per month in revenue to now the company generating over $500k per month and a very strong industry name.

Lori Winther, Chief Financial Officer, Treasurer, Secretary and Director

Lori Winther was appointed as our chief financial officer, treasurer, secretary and director on March 14, 2014.

Mrs. Winther is a graduate of Moorpark Community College with a A.A. in Business Administration. Her entrepreneurial experience spans several decades and several successful businesses and she is a founding shareholder in our company. She provided her expertise in a similar capacity for the successful Certified Public Accounting firm – Winther and Company CPA’s, Inc. as well as its affiliate, Winthco Wealth Management, acting for both since1989. Her seasoned experience contributes to the administrative stability and financial solvency of the company.

Since 2008 Mrs. Winther has served as the Vice President of Delite Products, Lori was instrumental in developing the Smokeless Delite Brand becoming one of the first online retailers in traditional electronic cigarettes. She was responsible for financial aspects of the business including the accounting and asset leveraging.

Gary Jacob Perlingos, President, Chief Technology Officer and Director

Gary Jacob Perlingos was appointed as our president, chief technology officer and director on March 14, 2014.

Mr. Perlingos has held a variety of positions within in his career, he joined Delite Products Inc. in 2013.  Mr. Perlingos has been a freelance designer, developer and internet marketer for 10 plus years. He has completed a bevy of projects with large institutions, professional actors, and small and medium businesses. He has also held director positions within startup companies in which he was a crucial piece of building companies base operations.

Kyle Winther, Chief Operating Officer and Director

Kyle Winther was appointed as our chief executive officer and director on March 14, 2014. Mr. Winther resigned as chief executive officer and was appointed as chief operating officer on March 24, 2014. He remains as a member of our board of directors.

Mr. Winther is a graduate of Cal State University-Northridge with a B.S. in Business Administration/Marketing. He is responsible for sales and marketing for the company. His entrepreneurial experience spans several successful businesses.  A founding shareholder in our company and currently a shareholder in a successful internet marketing/search engine optimization firm – Streamline Results, Inc.  Since 2008 Kyle has served as the president of Delite Products, Kyle was instrumental in developing the Smokeless Delite Brand becoming one of the first online retailers in traditional electronic cigarettes. He was responsible for introduction of new products, sourcing and marketing.

Niels Winther, Director

Niels Winther was appointed as a director on March 14, 2014.

Mr. Winther has over three decades of experience in tax, financial, managerial, information system, consulting. Directs and oversees a large and successful tax & accountancy and wealth management firm. Mr. Winther is the President of Winther and Company CPA’s, Inc. and Winthco Wealth Management.

Mr. Winther attended Cal State University-Northridge - Accounting and University of La Verne – School of Law.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

A family relationship exist between Kyle Winther, director, chief operating officer and Lori Winther, director, chief financial officer, secretary, treasurer and Niels Winther, director (Consulting Advisor). Niels Winther and Lori Winther are married. Kyle Winther is the adult son of Niels and Lori Winther.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance Reporting

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics at this time.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of our the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of audit committee and our entire board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Robin Looban Former President, CEO, CFO and Director (1)	2013 2012 2011	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Thomas Bartlett Former President, CEO, CFO and Director (2)	2013 2012 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)

Mr. Looban was appointed President, Chief Executive Officer, Chief Financial Officer and as a director of our company on September 6, 2013 and resigned all positions on March 14, 2014.

(2)

Mr. Bartlett was appointed President, Chief Executive Officer, Chief Financial Officer and as a director of our company on July 15, 2010 and resigned all positions on September 6, 2013.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2013, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended December 31, 2013.

Options Grants in the Year Ended December 31, 2013

During the year ended December 31, 2013, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended December 31, 2013 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2013 and no stock options held by our executive officers at the end of the year ended December 31, 2013.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended December 31, 2013.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 11, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Andrew Birnbaum Simi Valley, CA Chief Executive Officer	Nil Common Shares	Nil
Lori Winther Simi Valley, CA Chief Financial Officer, Treasurer, Secretary and Director	12,666,667 Common Shares	18.611%
Gary Jacob Perlingos Simi Valley, CA President, Chief Technology Officer and Director	12,666,667 Common Shares	18.611%
Niels Winter Simi Valley, CA Director	Nil Common Shares	Nil
Kyle Winter Simi Valley, CA Chief Operating Officer and Director	12,666,667 Common Shares	18.611%
Directors and Executive Officers as a Group	38,000,001 Common Shares	55.833%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 11, 2014.  As of April 11, 2014, there were 68,060,001 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by NASDAQ Marketplace Rule 4200(a)(15).

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2013 and for the fiscal year ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013 $	December 31, 2012 $
Audit Fees	8,860	2,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	8,860	2,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Financial Statements

(1)

Financial statements for our company are listed in the index under Item 8 of this document

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)

Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 11, 2011).
3.2

Certificate of Amendment filed with an effective date of January 17, 2014 with the Nevada Secretary of State on January 9, 2014 (incorporated by reference to our Current Report on Form 8-K filed on January 17, 2014)

3.3

Articles of Merger filed with an effective date of March 14, 2014 with the Nevada Secretary of State on February 14, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 6, 2014)

3.4	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 11, 2011)
(10)	Material Contracts
10.1

Share Exchange Agreement among Doginn, Inc., Delite Products, Inc., Vapor Hub, Inc., and the Shareholders of Delite and Vapor Hub, Inc., dated February 14, 2014. (incorporated by reference to our Current Report on Form 8-K filed on February 18, 2014)

(21)	Subsidiaries
21.1	Vapor Hub, Inc., a California corporation
21.2	Delite Products, Inc. a California corporation
(101)**	Interactive Data Files
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAPOR HUB INTERNATIONAL INC.
(Registrant)

Dated: April 15, 2014	/s/ Andrew Birnbaum
Andrew Birnbaum
Chief Executive Officer
(Principal Executive Officer)

Dated: April 15, 2014	/s/ Lori Winther
Lori Winther
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014	/s/ Gary Jacob Perlingos
Gary Jacob Perlingos
President, Chief Technology Officer and Director

Dated: April 15, 2014	/s/ Lori Winther
Lori Winther
Chief Financial Officer, Treasurer, Secretary and Director

Dated: April 15, 2014	/s/ Kyle Winther
Kyle Winther
Director

Dated: April 15, 2014	/s/ Niels Winther
Niels Winther
Director