Form 10-Q
period 2014-03-31
VAPOR HUB INTERNATIONAL INC.
filed 2014-05-15
CIK 1515718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

[ ]

Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number   333-173438

VAPOR HUB INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3191889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 W Easy Street, Unit 115,

Simi Valley, CA 93065

 (Address of principal executive offices)(zip code)

(805) 309-0530

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]  No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller” reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]  No  [X]

As of May 15, 2014, the issuer had 68,060,001 shares of common stock issued and outstanding.

VAPR HUB INTERNATIONAL INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets of Vapor Hub International Inc. as of March 31, 2014 (unaudited) and December 31, 2013	3

	Unaudited Condensed Consolidated Statements of Operations of Vapor Hub International Inc. for the three months ended March 31, 2014 and the period from inception (July 12, 2013) to March 31, 2014	4

	Unaudited Condensed Consolidated Statements of Cash Flows of Vapor Hub International Inc. for the three months ended March 31, 2014 and the period from inception (July 12, 2013) to March 31, 2014	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

	PART II -- OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6.	Exhibits	32

PART I:  FINANCIAL INFORMATION

Item 1.

Financial Statements

VAPOR HUB INTERNATIONAL INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013 (2)
	(unaudited)
Assets
Current assets
Cash	$ 206,243	$ 34,152
Accounts receivable	6,870	-
Inventory	123,331	59,938
Prepaid expenses and other current assets	7,214	2,214
Total current assets	343,658	96,304
Fixed assets, net	42,576	15,925
Other Assets
Long term assets (Note 7)	10,482	3,039
Total assets	$ 396,716	$ 115,268
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$ 56,360	$ 46,397
Income taxes payable	6,702	3,623
Officers loans payable (Note 5)	143,337	2,593
Total current liabilities	206,399	52,613
Long term liabilities
Note Payable	185,000	-
Long term liabilities	185,000	-
Total liabilities	391,399	52,613
Stockholders' equity
Common stock, $0.001 par value, 140,000,000 shares authorized, 68,060,001 issued and outstanding as of March 31, 2014 and December 31, 2013 (Note 4) (1)	68,060	68,060
Additional Paid-in-Capital	(58,957)	(16,274)
Retained earnings (deficit)	(3,786)	10,869
Total stockholders' equity	5,317	62,655
Total liabilities and stockholders' equity	$ 396,716	$ 115,268

All common share amounts and per share amounts in these unaudited condensed consolidated financial statements reflect the one-for-nine forward stock split by way of a stock dividend of issued and outstanding shares of common stock of the Company, effective January 19, 2014, including retroactive adjustment of common share amounts.

(1)

(2)

 June 30, 2013 has not been presented, as the date of inception of Vapor, the accounting acquirer in the Company’s exchange transaction, is July 12, 2013 (see Note 3). The audited December 31, 2013 balances of Vapor have been presented for comparative purposes only.

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.
Unaudited Condensed Consolidated Statements of Operations

		From Inception
	Three months ended	(July 12, 2013) to
	March 31, 2014	March 31, 2014

Revenue	$ 188,540	$ 399,501
Cost of revenue	84,611	192,729
Gross profit	103,929	206,772
General and administrative expenses	97,062	233,479
Net income (loss) from operations	6,868	(26,707)
Other income	-	30,000
Net income before taxes	6,868	3,293
Income tax provision	3,455	7,079
Net income (loss)	$ 3,413	$ (3,786)

Net income (loss) per share:
Basic	$ 0.000	$ (0.000)

Diluted	$ 0.000	$ (0.000)

Weighted average shares outstanding:
Basic (1)	80,694,026	80,955,695

Diluted (1)	80,955,695	80,955,695

(1)

 All common share amounts and per share amounts in these unaudited condensed consolidated financial statements reflect the one-for-nine forward stock split by way of a stock dividend of issued and outstanding shares of common stock of the Company, effective January 19, 2014, including retroactive adjustment of common share amounts.

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Consolidated Statements of Cash Flows

From Inception
(July 12, 2013) to
March 31, 2014
Operating Activities
Net loss	$ (3,786)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	17,174
Non-cash cost of revenue	48,786
Changes in operating assets and liabilities:
Accounts Receivable	(6,870)
Inventory	(172,117)
Prepaid expenses	(7,214)
Accounts payable and accrued expenses	63,062
Net cash used by operating activities	(60,965)
Investing Activities
Purchase of property and equipment	(59,750)
Leasehold security deposit	(10,482)
Net cash used by investing activities	(70,232)
Financing Activities
Proceeds from affiliate loans	143,337
Proceeds from note payable	185,000
Stock issued upon reverse acquisition	9,103
Net cash provided by financing activities	337,440
Net change in cash	206,243
Cash at beginning of period	-
Cash at end of period	$ 206,243

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -
Income taxes	$ -
Non-cash transactions:
Inventories contributed by related party	$ 8,786

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1- INCORPORATION, NATURE OF OPERATIONS AND ACQUISITION

Vapor Hub International Inc. (formerly DogInn, Inc.) (hereinafter known as “the Company”)  was  incorporated in the State of Nevada on July 15, 2010. On February 14, 2014, the Company entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  Pursuant to the terms of Exchange Agreement, the Company agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by the company of 38,000,001 shares of common stock to the shareholders of both companies.  On March 14, 2014, the Company completed the acquisition of Vapor and issued all of the 38,000,001 shares of its stock to the shareholders of Vapor, who are also the shareholders of Delite.  On March 26, the Company completed the acquisition of Delite.  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became the Company’s wholly owned subsidiaries and the Company now carries on the business of developing, producing, marketing and selling electronic cigarette products.  The exchange transaction was accounted for as a reverse acquisition (recapitalization) with Vapor deemed to be the accounting acquirer (see Note 2), and the Company the legal acquirer.  Prior to the Company’s acquisition of Vapor, the Company existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

Upon the Company’s acquisition of Vapor, Robin Looban resigned as the Company’s sole director, president, secretary, treasurer, Chief Financial Officer and Chairman of the Board of Directors and management members from Vapor were appointed to serve as directors and officers of the Company.   As a condition of the closing of the acquisition of Vapor, the Company cancelled 50,928,984 outstanding common shares and retired them in treasury.

Vapor was incorporated in the State of California on July 12, 2013 and is the retail arm of the Company’s electronic cigarettes business.  Vapor sells and markets the next generation of smokeless electronic cigarettes which are popularly known as Vaping devices as well as E-liquid, accessories, and supplies relating to electronic cigarettes through its retail locations. Vapor’s initial focus is to establish brand recognition by opening multiple locations in Southern California.  The format of the retail establishments is to provide a “lounge” atmosphere where “vaping” can be enjoyed by the customer in a congenial environment. Thus far, Vapor has opened two retail locations in Southern California.  Vapor sources substantially all of its products which it offers for sale from Delite.

Delite was incorporated in the State of California on August 14, 2008 and is the wholesale and distribution arm of the Company’s electronic cigarettes business.  Delite provides a selection of brands of electronic cigarettes and related accessories which it sells nationally to wholesale customers and retail customers, including through its websites www.vapor-hub.com and www.smokelessdelite.com.  Products distributed by Delite include electronic cigarettes and related accessories purchased from third parties for resale as well as the company’s own electronic cigarettes and related accessories which it designs and sources, including the company’s popular “AR Mechanical Mods”.

NOTE 2 – REVERSE ACQUISITION ACCOUNTING

Since former Vapor security holders owned, after the acquisition, the majority of the Company’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from Vapor, Vapor is deemed to be the acquiring company for accounting purposes and the acquisition of Vapor was accounted for as a reverse acquisition and a recapitalization in accordance with generally accepted accounting principles in the United States (“US GAAP”). These unaudited condensed consolidated financial statements reflect the historical results of Vapor prior to the exchange transaction and that of the combined company following the exchange transaction, and do not include the historical financial results of Vapor Hub International prior to the completion of the exchange transaction.  Common stock and the corresponding capital amounts of the Company pre-exchange transaction have been retroactively restated as capital stock shares reflecting the exchange ratio in the exchange transaction.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Vapor (See Note 2) and that of Delite after its acquisition on March 26, 2014. All intercompany transactions have been eliminated for the periods consolidated. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements do not include all of the information and footnotes required by US GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014 or for any other period.

Fiscal Year End

Following the exchange transaction, the Company elected to adopt the June 30 year end of Vapor, the accounting acquirer.  As such, the Company has presented activity since the inception of Vapor (July 12, 2013) and has presented the December 31, 2013 balance sheet for comparative purposes only, as this was the most recently audited period of Vapor.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s cash balance as of March 31, 2014 along with other factors raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company believes it will be necessary to raise additional funds to finance its operations in the next twelve months, and intends to do so through equity financings, debt financings (including the closing of the third financing tranche of $185,000 contemplated by the Exchange Agreement), or from other sources.

Use of Estimates

Financial statements prepared in accordance with US GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Among other things, management makes estimates relating to the estimated depreciable lives of property and equipment, and the valuation allowance related to deferred income tax assets.  Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with a maturity of three months or less at the time of issuance to be cash equivalents.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash.  The Company places its cash with high quality banking institutions.

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The Company had no assets or liabilities required to be recorded at fair value on a recurring basis at March 31, 2014.

Revenue Recognition

The Company will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Inventories

Inventories consist primarily of vaping devices, electronic cigarettes, e-liquid, related supplies, and accessories and are stated at the lower of cost (first-in, first-out) or market value.

Property and Equipment

Property and equipment consist of computer equipment, furniture, facility equipment, and leasehold improvements which are carried at the lower of cost or fair market value and are depreciated over the estimated useful lives of the related assets. Estimated useful lives are from 3 to 10 years.   Much of the property and equipment was contributed by shareholders of the Company. Expenditures for maintenance and repairs are charged against operations.  The modified accelerated cost recovery system (straight line) is used for federal income tax purposes and also for financial reporting as the difference between the two does not appear to be material.

Net Income (Loss) Per Common Share

The Company has adopted ASC 260 “Earnings Per Share”. Basic net income per common shares excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the profit of the entity.  As of March 31, 2014, there are 261,669 outstanding dilutive securities related to convertible promissory notes.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740-10, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined and income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes determined on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s financial statements.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 140,000,000 shares of common stock and had 68,060,001 shares of common stock issued and outstanding as of March 31, 2014.

The Company is authorized to issue 10,000,000 shares of preferred stock and had no shares of preferred stock issued and outstanding as of March 31, 2014.

On January 9, 2014, the Company authorized an increase of its share capital from 65,000,000 common shares to 140,000,000 common shares. Furthermore, the Company approved a forward stock split of its issued and outstanding common shares by way of a stock dividend, on a basis of 1:9, pursuant to which, the company’s stockholders as at January 17, 2014 received eight (8) shares of common stock for each one (1) share of common stock currently held.  The pay-out date as approved by the company’s board of directors and Financial Industry Regulatory Authority was January 17, 2014. The effects of the forward split increased the Company’s issued and outstanding common shares from 8,998,776 common shares to 80,988,984 common shares. The effects of the forward split have been applied on a retroactive basis.

On February 14, 2014, the Company entered into the Exchange Agreement whereby the Company acquired all of the issued and outstanding shares of Vapor and Delite in exchange for 38,000,001 common shares of the Company. The Agreement was completed in two stages – with the acquisition of Vapor closing on March 14, 2014 and the acquisition of Delite closing on March 26, 2014.  In connection with the acquisition of Vapor on March 14, 2014, the Company canceled 50,928,984 common shares and issued a convertible debenture of approximately $185,000 (see Note 10).

NOTE 5 – LOAN FROM RELATED PARTY

As of March 31, 2014, the Company had a balance of $143,337 outstanding as related party loans from Kyle Winther, the Company’s COO, Lori Winther, the Company’s CFO and Winther & Company (an entity owned by the CFO’s husband).  The outstanding balances are non-interest bearing and repayable upon demand.

NOTE 6 – INVENTORIES

As of March 31, 2014, the Company has inventories which consist of vaping devices, electronic cigarettes, e-liquid, related supplies, and accessories.

NOTE 7 – LEASE AGREEMENT

The Company entered into a lease agreement with S. J. Real Estate Group, LLC to lease a retail space in Chatsworth, California, effective September 13, 2013. The lease term is for one year with a monthly lease payment of $2,214. The Company has a remaining commitment under this lease of $17,712 through August 30, 2014.

The Company also has a month-to-month rental agreement with Madera Development for a retail space in Simi Valley for $825.

The Company entered into a lease agreement with S.B.P.W., LLC to lease warehouse and office space in Simi Valley, California effective August 5, 2013 which agreement was subsequently amended on February 20, 2014. The lease term extends through April 30, 2015 with a monthly lease payment of $2,035 which increases to $4,070 effective July 1, 2014. The Company has a remaining commitment under this lease of $46,805 through April 30, 2015.  A security deposit of $10,482 has been paid to the landlord in relation to this lease.

NOTE 8– OTHER INCOME

The Company received a fee of $30,000 in exchange for the right of an unaffiliated third party to share in 10% of the net profits derived from operations of the Chatsworth Vapor Hub lounge. At March 31, 2014, no obligation is due under this profit sharing agreement.

NOTE 9 – RELATED PARTIES

The Company entered into a Management Agreement with Kyle Winther and Gary “Jake” Perlingos who are each shareholders and officers of the Company related to operational supervision of the Vapor Hub Lounges in Simi Valley and Chatsworth.  Each of them was to receive 2.5% each (for a total of 5%) of the monthly revenue generated from each respective lounge.  The Agreement commenced September 1, 2013 and was scheduled to continue until terminated by agreement of the parties. Effective February 1, 2014, the parties agreed to terminate the Management Agreement.  An additional Management Agreement was entered into between Delite and Vapor, which relates to the provision of administrative support to Vapor.  Pursuant to the agreement, Delite received a fee of $10,000 per month from Vapor.  The Agreement commenced October 1, 2013 and was scheduled to continue until terminated by agreement of the parties. Effective March 1, 2014, the parties agreed to terminate the Management Agreement.

Vapor purchases substantially all of its inventory which is sold at its retail locations from Delite.  As of March 26, 2014, Delite became a wholly-owned subsidiary of the Company.  As a result of the acquisition, all intercompany transactions subsequent to March 26, 2014 have been eliminated.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

On March 14, 2014, the Company closed the first of three tranches of a financing transaction pursuant to the terms of the Exchange Agreement.  At the closing, the Company issued a convertible promissory note in the principal amount of $185,000 to GOTAMA CAPITAL S.A. in exchange for cash proceeds of $185,000.  The note bears interest at a rate of 8% per annum, with interest being payable on May 15th of each year that the note remains outstanding. The principal amount of the note is convertible at any time, in whole or in part, at the Company’s election or the election of the holder into shares of the Company’s common stock at a price equal to the greater of $0.15 or 90% of the average closing prices of the Company’s common stock for the ten trading days immediately preceding the applicable conversion date.  Unless earlier converted or repaid, the principal amount of the note is due and payable on March 14, 2017. The Company may prepay the principal amount of the note at any time, in whole or in part, without the prior written consent of the holder.

NOTE 11 – DELITE ACQUISITION

As described in Note 4, the Company acquired Delite as part of the transactions contemplated by the Exchange Agreement on March 26, 2014. This transaction was treated as a business acquisition. The balance sheet of Delite has been consolidated with the Company as of March 31, 2014 and the activity subsequent to acquisition has been consolidated with the Company’s operations.

Below is a summarized presentation of unaudited pro-form results of operations with Delite for the period from inception (July 12, 2013) to March 31, 2014:

	Delite	Vapor	Elimination	Pro-Forma
Revenue	$ 717,430	$ 371,251	$ (224,420)	$ 864,261
Cost of revenue	415,028	176,542	(163,887)	427,682
Gross profit	302,402	194,709	(60,533)	436,579
General and administrative expense	313,592	210,902	(60,533)	463,961
Other income	-	30,000	-	30,000
Income tax provision	1,963	6,702	-	8,665
Net income (loss)	$ (13,153)	$ 7,105	$ -	$ (6,048)

NOTE 12 – SUBSEQUENT EVENTS

On April 10, 2014, the Company closed the second tranche of the financing contemplated pursuant to the terms of the Exchange Agreement.  At the closing, the Company issued a convertible promissory note in the principal amount of $200,000 to one investor in exchange for cash proceeds of $200,000.  The note has the same terms as the note described in Note 10, except that unless earlier converted or repaid, the principal amount of the note is due and payable on April 10, 2017.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other filings with the SEC, which discuss our business in greater detail.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to historical or current fact. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “becoming,” “transitioning,” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures, interest income, cash commitments, and expenses. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those referenced in the subsection entitled “Risk Factors” in Part II, Item 1A of this Report, and similar discussions in our other SEC filings. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

On February 14, 2014, we entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  Pursuant to the terms of Exchange Agreement, we agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by our company of 38,000,001 shares of our common stock to the shareholders of both companies.  On March 14, 2014, we completed the acquisition of Vapor and issued all of the 38,000,001 shares of our stock to the shareholders of Vapor, who are also the shareholders of Delite.  On March 26, we completed the acquisition of Delite.  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became our wholly owned subsidiaries and we now carry on the business of developing, producing, marketing and selling electronic cigarette products.  The exchange transaction was accounted for as a reverse acquisition (recapitalization) with Vapor deemed to be the accounting acquirer, and us the legal acquirer.  Prior to our acquisition of Vapor, we existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

Upon our acquisition of Vapor, Robin Looban resigned as our sole director, president, secretary, treasurer, Chief Financial Officer and Chairman of the Board of Directors and management members from Vapor and Delite were appointed to serve as directors and officers of our company.  To reflect our acquisition of Vapor, on March 14, 2014 we changed our corporate name from Doginn, Inc. to Vapor Hub International Inc., and our stock symbol from “DOGI” to “VHUB”.  We also changed our fiscal year end from December 31 to June 30.

In connection with our acquisition of Vapor and Delite, on March 14, 2014, we closed the first of three tranches of a financing contemplated pursuant to the terms of the Exchange Agreement.  At the closing, we issued a convertible promissory note in the principal amount of $185,000 to one investor in exchange for cash proceeds of $185,000.  The note bears interest at a rate of 8% per annum, with interest being payable on May 15th of each year that the note remains outstanding.  Unless earlier converted or repaid, the principal amount of the note is due and payable on March 14, 2017.

Our principal executive office is located at 67 W Easy Street Unit 115,Simi Valley CA 93065.  The telephone number at our principal executive office is (805) 309-0533.

Vapor Hub

Vapor was incorporated in the State of California on July 12, 2013 and is the retail arm of our electronic cigarettes business.  Vapor sells and markets the next generation of smokeless electronic cigarettes which are popularly known as Vaping devices as well as E-liquid, accessories, and supplies relating to electronic cigarettes through its retail locations. Vapor’s initial focus is to establish brand recognition by opening multiple locations in Southern California.  The format of the retail establishments is to provide a “lounge” atmosphere where “vaping” can be enjoyed by the customer in a congenial environment. Thus far, Vapor has opened two retail locations in Southern California.  Vapor sources substantially all of its products which it offers for sale from Delite.

Delite

Delite was incorporated in the State of California on August 14, 2008 and is the wholesale and distribution arm of our electronic cigarettes business.  Delite provides a selection of brands of electronic cigarettes and related accessories which it sells nationally to wholesale customers and retail customers, including through its websites www.vapor-hub.com and www.smokelessdelite.com.  Products distributed by Delite include electronic cigarettes and related accessories purchased from third parties for resale as well as the company’s own electronic cigarettes and related accessories, which it designs and sources, including the company’s popular “AR Mechanical Mods”.

Going Concern

Our capital requirements for the next twelve months will likely not be able to be funded in their entirety from our operating cash flows.  As of March 31, 2014, we had a cash balance of approximately $206,000.  We believe it will be necessary to raise additional funds to finance our operations, and intend to do so through equity financings, debt financings (including the closing of the third financing tranche of $185,000 contemplated by the Exchange Agreement), or from other sources.  The extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.

Our unaudited condensed consolidated financial statements have been presented on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our cash balance as of March 31, 2014 along with other factors raises doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected. Please refer to Note 3 “BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further discussion.

Recently Issued Accounting Pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and do not believe any of these pronouncements will have a material impact on our financial statements.

Results of Operations

The following is a summary of our results from operation for the three month period ending March 31, 2014 and for the period commencing July 12, 2013 (our inception) to March 31, 2014:

	Three Months Ended March 31, 2014	From Inception (July 12, 2013) to March 31, 2014
Revenues	$ 188,540	$ 399,501
General and Administrative Expenses	$ 97,062	$ 233,479
Cost of Revenue	$ 84,611	$ 192,729
Net Income (Loss)	$ 3,413	$ (3,786)

Revenues are comprised of gross sales less returns and discounts. Our cost of revenue for the periods presented primarily represents the cost of products sold through our retail locations as well as certain administrative expenses.

General and administrative expenses consist primarily of payroll and related costs, marketing costs, infrastructure costs and costs associated with being a public reporting company.

During the three month period ending March 31, we generated revenues of approximately $189,000 and since our inception, we have generated revenues of approximately $400,000.  For the periods presented, revenues primarily relate to sales at our retail locations, as our acquisition of Delite was completed on March 26, 2014.  During the three months ended March 31, 2014, we incurred general and administrative expenses of approximately $97,000 and since inception we have incurred general and administrative expenses of $233,479.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations and we do not anticipate this changing.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of approximately $206,000 and working capital of approximately $137,000.  During the period from our inception on July 12, 2013 to March 31, 2014, we have incurred a net operating loss of approximately $27,000.  We depend on cash from financing activities to fund our operating and investing activities, and we expect this trend to continue as we continue to grow our operations.  Cash flows from our operating, investing and financing activities for the period from July 12, 2013 to March 31, 2014 are summarized in the following table:

Cash Flows from Continuing Operations

From Inception (July 12, 2013) to March 31, 2014
Net Cash Provided by (Used in) Operating Activities	$ (60,965)
Net Cash Provided by (Used in) Investing Activities	$ (70,232)
Net Cash Provided by Financing Activities	$ 337,440
Increase (Decrease) in Cash during the Period	$ 206,243
Cash and Cash Equivalents, End of Period	$ 206,243

Operating Activities

Net cash used in operating activities was approximately $61,000 for the period from our inception to March 31, 2014.  Net cash used in operations primarily results from expenses we have incurred to purchase inventory offset by decreased accounts payable and non-cash expenses incurred to finance our revenues.

Investing Activities

Net cash used in investing activities was approximately $70,000 for the period from our inception to March 31, 2014 and consists of the purchase of equipment for approximately $60,000 and approximately $10,000 paid as a security deposit in relation to one of our leased properties.

Financing Activities

Net cash provided by financing activities was approximately $337,000 for the period from our inception to March 31, 2014 and includes proceeds of approximately $143,000 from affiliate loans and proceeds of $185,000 from the sale of a convertible promissory note.

As of March 31, 2014, we had a balance of approximately $143,000 outstanding as related party loans from Kyle Winther, our COO, Lori Winther, our CFO and Winther & Company (an entity owned by the CFO’s husband).  The outstanding balances are non-interest bearing and repayable upon demand.

On March 14, 2014, we closed the first tranche of a financing required pursuant to the terms of the Exchange Agreement.  At the closing, we issued a convertible promissory note in the principal amount of $185,000 to one investor in exchange for cash proceeds of $185,000.  The note bears interest at a rate of 8% per annum, with interest being payable on May 15th of each year that the note remains outstanding. The principal amount of the note is convertible at any time, in whole or in part, at our election or the election of the holder into shares of our common stock at a price equal to the greater of $0.15 or 90% of the average closing prices of our common stock for the ten trading days immediately preceding the applicable conversion date.  Unless earlier converted or repaid, the principal amount of the note is due and payable on March 14, 2017. We may prepay the principal amount of the note at any time, in whole or in part, without the prior written consent of the holder.

Financings Subsequent to our Quarter Ended March 31, 2014

On April 10, 2014, we closed the second tranche of the financing contemplated pursuant to the terms of the Exchange Agreement.  At the closing, we issued a convertible promissory note in the principal amount of $200,000 to one investor in exchange for cash proceeds of $200,000.  The note has the same terms as the note described in the immediately preceding paragraph, except that unless earlier converted or repaid, the principal amount of the note is due and payable on April 10, 2017.

Future Capital Requirements

Our capital requirements for the next twelve months will likely not be able to be funded in their entirety from our operating cash flows.  We believe it will be necessary to raise additional funds to finance our operations, and intend to do so through equity financings, debt financings (including the closing of the third financing tranche of $185,000 as described below), or from other sources.  The extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.

Although we intend to raise capital to finance our operations, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to grow our operations as planned, and may not be able to meet our other obligations as they become due.

If we are successfully able to raise capital, the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders and if capital is raised through debt facilities, such facilities will increase our liabilities and future cash commitments, and may also impose restrictive covenants relating to the operation of our business.

Shortly following the filing of this report, we expect to close the third and final tranche of the financing contemplated pursuant to the terms of the Exchange Agreement.  At the closing of the financing, we will issue a convertible promissory note in the principal amount of $185,000 to one investor in exchange for cash proceeds of $185,000.  The note will have substantially the same terms as the notes issued in the first and second tranches of the financing described earlier in this report.

Other than as described above, we presently do not have any arrangements for additional financing.  However, we continue to evaluate various financing strategies to support our current operations and fund our future growth.

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the disclosure controls and procedures were not effective.

Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

A lack of sufficient personnel in the accounting function due to the Company's limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

The Company's plan to remediate those material weaknesses is as follows:

To improve the effectiveness of the accounting group the Company has hired a Controller to augment existing resources, to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to further mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.

           The new Controller is in the process of improving segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Controls over Financial Reporting

Other than as described under the heading Evaluation of Disclosure Controls and Procedures, there was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.

Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Our Industry

We have a limited operating history.

We have a limited operating history and do not have a meaningful historical record of sales and revenues nor an established business track record.  While we believe that we have the opportunity to be successful in the E-Cigarette industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income, from the sale of our products.

There is doubt about our ability to continue as a going concern due to insufficient cash resources to meet our business objectives.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations to meet our obligations, which we have not been able to accomplish to date, and/or obtain additional financing from equity financings, debt financings, or from other sources.  The extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.

Although we intend to raise capital to finance our operations, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to grow our operations as planned, may not be able to meet our other obligations as they become due and may even need to cease our operations.

If we are successfully able to raise capital, the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders and if capital is raised through debt facilities, such facilities will increase our liabilities and future cash commitments, and may also impose restrictive covenants relating to the operation of our business.

Shortly following the filing of this report, we expect to close the third and final tranche of the financing contemplated pursuant to the terms of the Exchange Agreement.  At the closing of the financing, we will issue a convertible promissory note in the principal amount of $185,000 to one investor in exchange for cash proceeds of $185,000.  The note will have substantially the same terms as the notes issued in the first and second tranches of the financing described earlier in this report.

Other than as described above, we presently do not have any arrangements for additional financing.  However, we continue to evaluate various financing strategies to support our current operations and fund our future growth.

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

Parts of our company’s business plan are dependent on business relationships with various parties.

We expect to rely in part upon third party manufacturers, and distribution partners to sell our products, and we may be adversely affected if those parties do not actively promote our products. Further, if our products are not timely delivered or do not perform as promised, we could experience increased costs, lower margins, liquidated damage payment obligations and reputational harm.

We must attract and maintain key personnel or our business will fail.

We must attract and retain key personnel in order to successfully operate our business.  We will have to compete with other companies both within and outside the tobacco/ Electronic Cigarette industry to recruit and retain competent employees.  If we cannot maintain qualified employees to meet the needs of our anticipated growth, our business and financial condition could be materially adversely effected.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled professionals and adequate funds in a timely manner.

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

•

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

As a public company, we will incur significant legal, accounting and other expenses that our subsidiaries did not incur as a private companies prior to the private placement financing and share exchange.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On March 14, 2014, we closed the first tranche of the financing contemplated pursuant to the terms of the Exchange Agreement.  At the closing, we issued a convertible promissory note in the principal amount of $185,000 to one investor in exchange for cash proceeds of $185,000.  The note bears interest at a rate of 8% per annum, with interest being payable on May 15th of each year that the note remains outstanding. The principal amount of the note is convertible at any time, in whole or in part, at our election or the election of the holder into shares of our common stock at a price equal to the greater of $0.15 or 90% of the average closing prices of our common stock for the ten trading days immediately preceding the applicable conversion date.  Unless earlier converted or repaid, the principal amount of the note is due and payable on March 14, 2017. We may prepay the principal amount of the note at any time, in whole or in part, without the prior written consent of the holder.

On April 10, 2014, we closed the second tranche of the financing contemplated pursuant to the terms of the Exchange Agreement.  At the closing, we issued a convertible promissory note in the principal amount of $200,000 to one investor in exchange for cash proceeds of $200,000.  The note has the same terms as the note described in the immediately preceding paragraph, except that unless earlier converted or repaid, the principal amount of the note is due and payable on April 10, 2017.

We issued both of the above convertible notes to the same non-US Person (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation S of the Securities Act of 1933.

Item 6.

Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Articles of Incorporation of the Registrant	S-1	333-173438	3.1	04-11-11
3.2	Certificate of Amendment filed with an effective date of January 17, 2014 with the Nevada Secretary of State on January 9, 2014	8-K	333-173438	3.1	01-17-14
3.3	Certificate of Designation filed with an effective date of January 17, 2014 with the Nevada Secretary of State on January 9, 2014	8-K	333-173438	3.2	01-17-14
3.4	Articles of Merger filed with an effective date of March 14, 2014 with the Nevada Secretary of State on February 14, 2014	8-K	333-173438	3.1	03-06-14
10.1	Share Exchange Agreement among the Registrant, Delite Products, Inc., Vapor Hub, Inc., and the Shareholders of Delite and Vapor Hub, Inc., dated February 14, 2014.	8-K	333-173438	10.1	02-18-2014
10.2	Form of Subscription Agreement for Note Purchases on March 14, 2014 and April 10, 2014					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

#

Furnished herewith.

**

The information in this exhibit is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014

Vapor Hub International Inc.

(Registrant)

By: /s/ Andrew Birnbaum
Andrew Birnbaum
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Lori Winther
Lori Winther
Chief Financial Officer
(Principal Financial and Accounting Officer)