Form 10-K
period 2014-06-30
VAPOR HUB INTERNATIONAL INC.
filed 2014-09-29
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Commission file number   333-173438

VAPOR HUB INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	27-3191889
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

67 W Easy Street, Unit 115 Simi Valley, CA	93065
(Address of Principal Executive Offices)	(Zip Code)

(805) 309-0530

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

[  ]

Accelerated Filer

         [  ]

Non-accelerated Filer

[  ] (Do not check if smaller reporting company)

Smaller Reporting Company      [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,613,200, based on an adjusted closing price of $0.22 on December 31, 2013, after giving effect to the Company’s one-for-nine forward stock split effected January 19, 2014.

At September 25, 2014, the registrant had 68,060,001 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

VAPOR HUB INTERNATIONAL INC.

FORM 10-K

For The Fiscal Year Ended June 30, 2014

INDEX

Item 1.  Business

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Vapor Hub International Inc. (formerly known as DogInn, Inc.), and our wholly-owned subsidiaries, Vapor Hub, Inc. a California corporation (“Vapor”), and Delite Products, Inc., a California corporation (“Delite”), unless otherwise indicated.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. Such statements contain words such as “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “might,” “should,” “could,” “would,” “seek,” “pursue,” and “anticipate” or the negative or other variation of these or similar words, or may include discussions of strategy or risks and uncertainties. Forward-looking statements in this Annual Report include, among other things, statements concerning:

•

expectations regarding our business, results of operations and prospects for future development;

•

expenses and our ability to operate efficiently;

•

expectations regarding trends that will affect our market and the electronic cigarette industry generally and the impact of those trends on our business and results of operations; and

•

the potential impact of governmental regulation on our industry.

Any forward-looking statement is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward-looking statement made herein. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•

the risk that we will not be able to fund our operations and continue as a going concern;

•

the potential impact of governmental regulation on our ability to operate our business;

•

the effects of intense competition that exists in the electronic cigarette industry;

•

general economic and business conditions including changes in customer demand; and

•

adverse outcomes of legal proceedings.

For additional contingencies and uncertainties, see Item 1A. Risk Factors.

Given these risks and uncertainties, we can give no assurances that results contemplated by any forward-looking statements will in fact occur and therefore caution investors not to place undue reliance on them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.

Market and Industry Data

Some of the market and industry data contained in this Annual Report are based on independent industry publications or other publicly available information. Although we believe that these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.

Overview

We design, source, market and sell the next generation of smokeless electronic cigarettes which are popularly known as “vaping” devices.  We provide a selection of vaping devices and related accessories which we design and source, including our popular “AR Mechanical Mods”, and we also purchase vaping devices and related accessories from third parties for resale.  We distribute our products nationally and internationally to wholesale customers and retail customers, including through our websites www.vapor-hub.com and www.smokelessdelite.com.  We also market and sell our products through our two retail locations located in southern California.

History of the Company

Vapor Hub International Inc. was incorporated in the State of Nevada on July 15, 2010 under the name DogInn, Inc. to become a resource for travelers seeking information and resources regarding pet friendly accommodation, services, and products.  Our intention was to improve upon the small number of existing internet offerings in the pet friendly travel space. Unfortunately, we were not able to raise sufficient capital to fund our business development and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

On February 14, 2014, we entered into a Share Exchange Agreement with Vapor, Delite and the shareholders of both companies (the “Exchange Agreement”).  Pursuant to the terms of Exchange Agreement, we agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by us of 38,000,001 shares of our common stock to the shareholders of both companies.  On March 14, 2014, we completed the acquisition of Vapor and issued all of the 38,000,001 shares to the shareholders of Vapor, who are also the shareholders of Delite.  On March 26, 2014, we completed the acquisition of Delite.

As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became our wholly owned subsidiaries and we now carry on the business of developing, producing, marketing and selling vaping devices and related accessories.  The exchange transaction was accounted for as a reverse acquisition (recapitalization) with Vapor deemed to be the accounting acquirer and us the legal acquirer.  In connection with the acquisition of Vapor, we changed our corporate name from Doginn, Inc. to Vapor Hub International Inc. and our stock symbol changed from “DOGI” to “VHUB.”  Upon our acquisition of Vapor, Robin Looban resigned as our sole director, president, secretary, treasurer, Chief Financial Officer and Chairman of the Board of Directors and management members from Vapor were appointed to serve as directors and officers of the Company.  Prior to our acquisition of Vapor, we existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

Our principal executive office is located at 67 W Easy Street Unit 115, Simi Valley CA 93065.  The telephone number at our principal executive office is (805) 309-0530.

Our Products - Vaping Devices

We market our vaping devices as an alternative to traditional tobacco cigarettes.  Vaping devices (as well as electronic cigarettes, also known as e-cigarettes) are battery-powered products that allow users to inhale water vapor instead of the smoke, ash, tar and carbon monoxide associated with traditional cigarettes.  In contrast to e-cigarettes, vaping devices are often precision manufactured from metallic materials and do not look like traditional cigarettes.  Vaping devices, as compared to e-cigarettes, also offer a unique user experience as a result of greater vapor production, enriched taste, and an ability to highly customize a device with different mechanical components and fashionable accessories, including different colors and finishes.  Vaping devices generally consist of three primary components: a battery unit, an atomizer (which includes a heating element), and a tank filled with an “e-liquid,” which e-liquids are available with or without nicotine and in a myriad of flavors.

Battery

Most vaping devices are powered by a lithium-ion rechargeable battery. The housing for the battery and electronic circuitry is usually the largest component of a vaping device. It is generally referred to simply as the battery. This unit may contain an electronic airflow sensor for automated operation, or a button for manual operation. A timed cutoff switch (to prevent overheating) and/or a colored LED may also be included. To recharge the batteries, many different types of battery chargers such as AC outlet, car, and USB adaptors are usually available. Some manufacturers also offer a “Portable Charging Case,” or “PCC”, which contains a large rechargeable battery that is then used to charge a smaller battery within the individual vaping device.

Atomizer

The atomizer is a heating element that serves to vaporize the e-liquid so it can be inhaled.  The atomizer contains a filament that degrades over time due to a buildup of sediment, or "burns out" entirely, requiring periodic replacement.  To address atomizer degradation, manufacturers introduced swappable replacement parts.

Tank

The tank is a small, sometimes disposable, plastic container with openings on each end. It generally houses an absorbent, sponge-like material saturated with the e-liquid solution to be vaporized. The mouthpiece is constructed so that the vapor produced can flow past the solution container to reach the user's mouth. When the e-liquid in the tank has been depleted, the user can refill the tank with an e-liquid of their choice.

E-Liquid

Liquids used to produce vapor in vaping devices are sold separately for use in refillable tanks.  Liquids may or may not contain nicotine and are available in differing nicotine concentrations to suit user preferences.  Liquids are available in a myriad of flavors and we offer flavors such as blackberry, krazy kola, blueberry, churro, lemonade, menthol, root beer float and watermelon, as well as proprietary blends we have innovated.  Liquid solution consists of flavoring and/or nicotine dissolved in one or several hygroscopic components, which turns the water in the solution into the smoke-like vapor when heated. The most commonly used hygroscopic components are propylene glycol, vegetable glycerin or polyethylene glycol 400.  E-liquids which we manufacture are sourced from an ISO Class 7 certified manufacturer in the USA, which helps ensure their purity and quality.

Device Operation

The above-described components may work in conjunction in an assembled vaping device as follows:

•

User presses button to activate the lithium ion battery.

•

User draws on the vaping device through a mouth piece.

•

The battery charges the atomizer.

•

The atomizer vaporizes the e-liquid.

•

User gets the smoking experience, which includes water vapor in place of smoke.

Product Examples

The following are examples of some of the products that we market and distribute:

EGO Starter Kit For E-Liquid Atomizers:  Our vaping devices are available in kits that contain everything a user needs to begin enjoying their “vaping” experience.   For example, our EGO Starter Kit (pictured below) comes with 2 rechargeable batteries, 2 CE4 atomizers, a tank system, a free carrying case, a USB charger, and a wall charger and is designed for a novice vaping customer.

AR Mechanical Mods:  Our patent pending AR Mod (pictured below) replicates the barrel of a traditional AR-15 assault rifle and is targeted to consumers who demand high end technical devices.

In addition to kits and our Mods, we sell replacement parts including batteries, atomizers, refill cartridges or cartomizers, tanks and e-liquids. We also sell accessories such as charging devices and carrying cases and branded apparel.

Our Business

Sourcing

We use third party contract manufacturers to produce our Mods from facilities primarily located in Southern California.  Our Mods, which are made from a metallic material such as steel, brass or copper, are custom machined to meet our design specifications.  Once machined, unfinished products are delivered to our location in Simi Valley, where the Mods are buffed and polished to remove burs, and are finished by adding various treatments and embellishments, such as paint and dog tags.  Finished products are then held in inventory for distribution and sale. We do not rely on any one manufacturer to produce our Mods, and we believe manufacturing capacity is readily available to meet our current and planned needs. We do not currently have any long term agreements in place for the manufacture of our Mods.  Although we do not depend on any one supplier, for the year ended June 30, 2014, two suppliers provided for 100% of our total purchases of Mods for the year.

With respect to our accessories, we purchase our batteries from suppliers in China and our atomizers from suppliers in the United States, Austria, the Philippines and China.  We believe that suppliers for accessories are readily available to meet our current and planned needs.

E-liquids which we manufacture are sourced from an ISO Class 7 certified manufacturer in the USA, which helps ensure their purity and quality.  In addition to manufacturing our own e-liquid, we also purchase e-liquid from other reputable American suppliers for resale through our distribution channels.

Distribution to Retail Stores

We market and sell our vaping devices and related products to end customers through our websites www.vapor-hub.com and www.smokelessdelite.com, to retail stores through direct sales primarily in the United States but also internationally, and through third party wholesalers who then resell our products to retailers in their territory.  Retailers of our products include vaping shops throughout the United States as well as several gas stations.  Our wholesale distribution business is conducted by Delite, which was incorporated in the State of California on August 14, 2008.  Products distributed by Delite include vaping devices and related accessories purchased from third parties for resale as well as our own vaping devices and related accessories, which we design and source, including our popular “AR Mechanical Mods”.

We are party to exclusive distribution agreements for our AR Mechanical Mods in Texas, Florida and California.  Pursuant to our agreements, distributors purchase our Mods from us at a discount to retail prices and we grant our distributors the right to market, sell and distribute our products in their designated territory on an exclusive basis (with some exceptions), so long as the distributor meets certain minimum sales quotas on a monthly basis.  Generally, our distribution agreements are effective for a period of twelve months, and automatically renew for additional twelve month periods, unless earlier terminated.  In 2015, we intend to increase the distribution of our AR mods through the entry into additional exclusive distribution agreements with wholesalers throughout the United States.  In 2014, our exclusive distribution agreements accounted for approximately $350,000 of our revenue.

Operation of Retail Stores

We also sell our products and those of third parties to end consumers directly through our two retail locations located in Southern California.  We operate our retail locations through our wholly-owned subsidiary, Vapor, which was incorporated in the State of California on July 12, 2013.  Our first retail location in Simi Valley, CA is 725 square feet and was the first vapor lounge in Simi Valley. Our second location is located in Chatsworth, CA and measures 1,200 square feet.  Through our retail locations, we sell and market vaping devices as well as e-liquid, accessories, and supplies relating to vaping devices to both novice users as well as consumers who demand high end technical devices.

We opened our retail locations in order to create brand recognition for our products and also to enable us to gather information about user preferences in the rapidly evolving vaping industry.  By learning about user preferences, we believe we are better able to design and source products to meet market demand.

The format of the retail establishments is to provide a “lounge” atmosphere where “vaping” can be enjoyed by the customer in a congenial environment.  The design of our locations is modern, industrial and open. Bar stools are provided for clients to sit and enjoy the tasting experience. A few bar tables are available for customers to try flavors on their own.  Inventory is located behind the bar and in cabinets and showcases along the wall. There are TVs located along the wall to drive eyes to the showcases, as well as provide interactive advertising. Additional amenities include servers attending to customers’ needs, as well as free WiFi and electrical charging stations for electronic devices.

Currently, we do not have any plans to open additional stores.

Marketing

Currently, we advertise our products primarily through our websites, through email marketing campaigns, at industry trade shows and through point of sale materials and displays at our retail locations. We also attempt to build brand awareness through innovative social media marketing activities on our facebook page, in-store and on-premise promotions and through public relation initiatives, such as radio interviews. We intend to strategically expand our advertising activities in 2015 and also increase our public relations campaigns to gain editorial coverage for our products.

Competition

Our industry is extremely competitive and there are very low barriers to entry.  We compete with numerous regional, national and international electronic cigarette companies, and several large tobacco companies offer or are in the process of developing electronic cigarette products.  We also compete to some extent with traditional tobacco products for customers, and to a lesser extent, we compete with companies that offer smoking cessation aids.

Most of our competitors are larger than we are, have been in operation longer than us and have greater financial and operational resources than we do, which gives them an advantage in marketing their products, securing components, materials and labor at lower prices and delivering their products more quickly and at more favorable prices.  In addition, our competitors may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do.

We compete for customers based on a variety of factors, including the design and quality of our products, price and customer service.  We believe that we compete effectively in our industry as a result of, among other reasons, our innovative products, our retail stores, our exclusive relationships with certain wholesalers, our team of experienced industry professionals and our brand reputation.  At a retail price point of $100 to $250, we also believe that our Mods are competitively priced in our target markets.

Markets

According to estimates by various analysts and financial news outlets, the United States is the largest market for electronic cigarettes, with nearly $1.7 billion in sales nationwide in 2013.  According to Research and Markets, electronic cigarette sales in the United States are expected to grow at a rate of approximately 24% annually through 2018.  The global electronic cigarette market is anticipated to reach between $5 and $6 billion in annual sales by 2015, with some industry analysts predicting global sales of up to $10 billion by 2017.

We believe that the vast majority of electronic cigarette users are people trying to switch from regular cigarettes.  According to the World Health Organization, there are over one billion smokers in the world.  In 2013, worldwide cigarette sales were estimated at approximately $720 billion and domestic sales in the United States were estimated at just over $91 billion. While sales of traditional cigarettes and other tobacco products are widely expected to decline in the United States, some analysts predict that by 2020, electronic cigarettes could out-sell traditional cigarette products in the United States.  According to the Centers for Disease Control and Prevention, 68.8% of US adult cigarette smokers report that they want to quit smoking, which we believe presents an opportunity for the electronic cigarette industry.

However, there can be no assurances that such predictions regarding the global or United States markets will manifest.  Additionally, proposed governmental regulations could severely impact the growth of the electronic cigarette market both in the United States and internationally.

Intellectual Property

We are the registered owner of the United States trademark for “Vapor Hub” and our application for the trademark for “Tac Mods USA” has been approved for publication by the United States Patent & Trademark Office.  We have also applied for the mark “Vamped Vapor Cells”.

On December 13, 2013, we filed a patent application titled AR MODS with the United States Patent & Trademark Office (Patent Application Number 61/915,919).

We plan to continue to expand our brand names and our proprietary trademarks, designs and patents worldwide as our business grows.

Government Regulation

The regulatory landscape confronting the electronic cigarette industry is difficult to accurately predict both in the US and internationally.  However, as described in further detail below, the United States Food and Drug Administration (the “FDA”) may impose significant regulations on our industry under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”) and international agencies may seek to impose additional regulations on our industry under the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”).

In April 2014, the FDA proposed a new rule that would extend the agency’s tobacco authority to cover additional tobacco products, including electronic cigarettes.  The FDA received in excess of 72,000 comments during the comment period following the announcement of the proposed rules and is now in the midst of the process of reviewing such comments as part of the rule-making process.  Consequently, we cannot predict the scope of the final regulations, if any, or the impact they may have on our company or our industry.  In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by regulatory authorities.  Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition and ability to market and sell our products. In addition, failure to comply with any of the rules promulgated in accordance with any applicable law could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations.

Proposed FDA Regulation

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the FDA is permitted to regulate electronic cigarettes as “tobacco products” under the Tobacco Control Act.  The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

The Tobacco Control Act imposes significant restrictions on the advertising and promotion of tobacco products. These regulations significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.  It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, in April 2014, the FDA proposed a new rule that would deem electronic cigarettes to be included under the definition of a “tobacco product” under the Tobacco Control Act and thus subject to the FDA’s jurisdiction.

Consistent with currently regulated tobacco products, under the proposed rule, makers of electronic cigarettes would, among other requirements:

•

Register with the FDA and report product and ingredient listings;

•

Only market new tobacco products after FDA review;

•

Only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; and

•

Not distribute free samples.

In addition, under the proposed rule, the following provisions would apply to electronic cigarettes:

•

Minimum age and identification restrictions to prevent sales to underage youth;

•

Requirements to include health warnings; and

•

Prohibition of vending machine sales, unless in a facility that never admits youth.

In the comment period following the FDA’s announcement of the proposed rule, the FDA received in excess of 72,000 comments.  In light of the high volume of comments and considering the typical timeline associated with the federal rule-making process, it is very difficult to predict when final rules, if any, will be enacted.  Consequently, it is very difficult to anticipate the impact such rules and regulations will have on our company or the industry at large.

Other Federal Regulations

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

State and Local Regulations

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain municipalities have enacted local ordinances which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If a significant number of jurisdictions enact prohibitive laws and regulations, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

International Regulations

Tobacco industry expects expect significant regulatory developments to take place over the next few years, driven principally by the FCTC.  The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

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

Research and Development Expenditures

We do not have a formal research and development department.  However, an in-house team of approximately four employees is responsible for the design and development of our Mods and related accessories, including e-liquid and batteries.

Employees

As of September 15, 2014, we had 25 full-time employees and 2 part-time employees in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”).  As an "emerging growth company," we are able to take advantage of specified reduced reporting and other burdens that are otherwise generally applicable to public companies.

The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  Additionally, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." These provisions include, among other matters:

•

the ability to provide fewer years of financial statements and other financial data in an initial public offering registration statement;

•

an exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting;

•

the ability to omit the compensation discussion and analysis and reduce compensation disclosure in our periodic reports and proxy statements; and

•

no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements.

We intend to take advantage of these exemptions as long as we qualify as an emerging growth company. We will remain an emerging growth company until the earliest of:

•

the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement;

•

the last day of the fiscal year in which we have annual gross revenues of $1.0 billion or more;

•

the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•

the date on which we are deemed to be a "large accelerated filer," which will occur at such time as we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Securities Exchange Act of 1934, or the Exchange Act, for a period of at least 12 months, and (c) have filed at least one annual report pursuant to the Exchange Act.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this annual report before purchasing shares of our common stock. If any of the following risks occur, our business, financial condition and/or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business and Our Industry

We have incurred losses in the past and cannot assure you that we will achieve or maintain profitable operations.

As of June 30, 2014, we had an accumulated deficit of $423,606. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations and expenditures associated with being a public company.  For the year ended June 30, 2014, we had a net loss of $423,606.  We cannot assure you that we will generate operating profits on a sustainable basis as we continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our business initiatives.

We have a limited operating history.

Because we have only six years of operating history, and our business is still evolving, it is difficult to accurately predict our future sales and appropriately budget our expenses.  Our operations will be subject to risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, developing our products, developing and implementing our marketing campaigns and strategies and developing brand awareness and acceptance of our products. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for our products, changes in consumer preferences, market competition and government regulation. While we believe that we have the opportunity to be successful in the electronic cigarette industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income, from the sale of our products.

There is doubt about our ability to continue as a going concern due to insufficient cash resources to meet our business objectives.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations to meet our obligations, which we have not been able to accomplish to date, and/or obtain additional financing from equity financings, debt financings, or from other sources.  The extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.  At June 30, 2014, we had working capital of $27,442 and we currently face liquidity and capital resources constraints.

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

We presently do not have any finalized arrangements for additional financing and will continue to evaluate various financing strategies to support our current operations and fund our future growth.

The market for our products is uncertain and is still evolving.

Electronic cigarettes, having recently been introduced to market, are at an early stage of development and are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes is a recent phenomenon, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.  We are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of electronic cigarettes, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

We face intense competition and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

We face intense competition from direct and indirect competitors, including tobacco companies, other known and established or yet to be formed electronic cigarette companies, and pharmaceutical companies that market smoking cessation aids and alternative nicotine delivery products, each of whom pose a competitive threat to our current business and future prospects. We are subject to highly competitive conditions in all aspects of our business, and barriers to entry into our business are low.  We expect competition to intensify in the future.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Some tobacco companies currently offer traditional tobacco products and may introduce new tobacco based cigarettes and smoking devices.  Because of their well-established sales and distribution channels, marketing expertise and significant resources, large tobacco companies are better positioned than small competitors to capture a larger share of the electronic cigarette market.  We also face competition from smaller tobacco companies that are much larger, better funded, and more established than us.

There can be no assurance that we will be able to compete successfully against any of the aforementioned competitors and our inability to successfully compete against these or any of our competitors will have a material adverse effect our business, results of operations and financial condition.

Our products and may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products and services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received.  If we are unable to meet the changing demands of our customers, our business and financial condition will be materially adversely affected.

We must attract and maintain key personnel or our business could be materially adversely affected.

We must attract and retain key personnel in order to successfully operate our business. We will have to compete with other companies both within and outside the tobacco/ electronic Cigarette industry to recruit and retain competent employees.  If we cannot retain qualified employees to meet the needs of our anticipated growth, our business and financial condition could be materially adversely affected.

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

With respect to our patented technology, the enforceability of a patent is often uncertain and determining whether a patent is enforceable involves complex legal and factual questions. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents.

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

We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

If we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could materially adversely affect our business.

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

If we fail to effectively manage our growth, our future business results could be harmed and our managerial and operational resources may be strained.

We expect to experience significant and rapid growth in the scope and complexity of our business. We anticipate that we will need to hire a broad range of additional personnel in order to successfully advance our operations, including staff to help source our products, manage operations, increase our sales and marketing efforts and perform finance and accounting functions. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Limitation by states and cities on sales of electronic cigarettes may have a material adverse effect on our ability to sell our products in the United States.

Certain states and cities have enacted laws which preclude the use of electronic cigarettes where traditional tobacco-burning cigarettes cannot be used and others have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If the use of electronic cigarettes is banned anywhere the use of traditional tobacco burning cigarettes is banned, electronic cigarettes may lose their appeal as an alternative to cigarettes, which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

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

The recent development of electronic cigarettes has not allowed the medical profession to study the long-term health effects of electronic cigarette use.

Because electronic cigarettes were recently developed, the medical profession has not had a sufficient period of time to study the long-term health effects of electronic cigarette use. Currently, therefore, there is no way of knowing whether or not electronic cigarettes are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette usage poses long-term health risks, electronic cigarette usage could decline, which could have a material adverse effect on our business, results of operations and financial condition.

Electronic cigarettes may become subject to regulation by the FDA.

The FDA did not appeal the decision of the U.S. Court of Appeals for the D.C. Circuit in Sottera, Inc. v. Food & Drug Administration (2010) which held that electronic cigarettes and other nicotine-containing products are not drugs or devices unless they are marketed for therapeutic purposes.  The Court held further that electronic cigarettes and other nicotine-containing products can be regulated as “tobacco products” under the Food, Drug and Cosmetic Act. Consequently, the FDA may choose to develop regulations governing the manufacture, marketing and sale of electronic cigarettes.

Potential FDA regulations, or significant costs to comply with potential FDA regulations, could have a materially adverse effect on our company’s operations and profitability. Failure to comply with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products.

On August 23, 2013, the Wall Street Journal reported that the FDA is considering a ban on online sales of electronic cigarettes. If the FDA implements such a ban, our financial results would be materially adversely affected.

We may experience product liability claims in our business, which could adversely affect our business.

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, we may experience product liability claims from the marketing and sale of electronic cigarettes. Any product liability claim brought against us, with or without merit, could result in:

•

liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

•

an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

•

damage to our reputation and the reputation of our products, resulting in lower sales;

•

regulatory investigations that could require costly recalls or product modifications;

•

litigation costs; and

•

the diversion of management’s attention from managing our business.

Any one or more of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We may face liability for improper marketing, medical claims and labeling.

As a distributor and marketer of a product that the FDA may assert is a smoking cessation device and or a tobacco product, the Company faces potential fines, sanctions, administrative actions, penalties, and other liability for: improper labeling, making improper claims, referencing or publishing to its websites, marketing materials, advertisements, testimonials or representations that certain of our products have the ability or potential to treat, cure or otherwise improve a medical condition, and or provide a healthier alternative to other more traditional tobacco products.

Moreover, if the FDA asserts we are a tobacco product, we may be required to follow federal and state tobacco labeling laws, and could face potential fines, sanctions, administrative actions, penalties and other liability, either civil and or criminal, for any violations thereof.

Any violation of law with respect to the Company’s marketing materials and or labeling could expose our company to liability including but not limited to fines, sanctions, administrative actions, penalties, civil actions and or criminal prosecution.  Although our company maintains general liability insurance, our company’s insurance may not cover potential claims of this type or may not be adequate to indemnify our company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our company’s business, results of operations and financial condition.

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

Certain of our products contain nicotine, a chemical found in cigarettes and other tobacco products which is considered to be highly addictive. The Family Smoking Prevention and Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in tobacco products, but may not require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation may require us to reformulate, recall and or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

States such as New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on Internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. The requirement to collect, track and remit taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin; either of which could have a material adverse effect on our revenues, financial condition and operating results.

Our success is dependent upon our marketing efforts.

We have limited marketing experience in marketing electronic cigarettes and limited financial, personnel and other resources to undertake extensive marketing activities. If we are unable to generate significant market awareness for our products and our brands our operations may not generate sufficient revenues for us to execute our business plan.

We rely, in part, on the efforts of our independent sales distributors and outside broker/dealer network to augment our internal sales efforts and distribute our product to wholesalers and or retailers to generate revenues. No single distributor currently accounts for a material percentage of our revenues and we believe that should any of these relationships terminate we would be able to find suitable replacements, however any change in distributors or our ability to timely replace any given distributor could have a material adverse effect on our business, prospects, financial condition and results of operations.

We depend on a small number of third party suppliers and manufacturers for critical raw materials, components and certain of our electronic cigarette products.

We depend on a small number of third-party suppliers and manufacturers for critical raw materials, components and certain of our electronic cigarette products.  We depend on such suppliers to supply materials, components and products in a timely manner, in adequate quantities, consistent quality and at reasonable costs.  An interruption in supply and or consistency of our products may harm our relationships and goodwill with customers, and have a materially adverse effect on our cash flow and our operations.

Although we believe that several alternative and redundant sources for our products are available, any failure to obtain the components, chemical constituents and manufacturing services necessary for the production of our products could have a material adverse effect on our business and prevent us from timely execution of our business plan and may result in additional expenditures of time and money in seeking viable new sources of supply and manufacturer alternatives.

Our financial results may vary significantly from period-to-period due to unpredictable sales cycles in certain of the markets into which we sell our products, and changes in the mix of products we sell during a period, which may lead to volatility in our stock price.

The size and timing of our potential revenue from sales to our customers is difficult to predict and is market-dependent. Our sales efforts will often require us to educate our customers about the use and benefits of our products, including their technical and performance characteristics. We intend to spend substantial amounts of time and money on our sales efforts and there is no assurance that these investments will produce any sales within expected time frames or at all. Given the potentially large size of purchase orders for our products, particularly by distributors who resell into retail channels, the loss of or delay in the signing of a customer order could significantly reduce our revenue in any period. Our revenues in each period may also vary significantly as a result of purchases, or lack thereof, by significant retail customers.

Our profitability from period-to-period may also vary significantly due to the mix of products that we may sell in different periods. Consequently, sales of individual products may not necessarily be consistent across periods, which could affect product mix and cause gross and operating profits to vary significantly. As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results cannot necessarily be relied upon to be meaningful and that these comparisons cannot be relied upon as indicators of future performance.

If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause illness or injury, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures that could exceed our product recall insurance coverage limits and harm to our reputation, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a product recall may require significant management time and attention and may adversely impact on the value of our brands. Product recalls may lead to greater scrutiny by federal or state regulatory agencies and increased litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Product exchanges, returns and warranty claims may adversely affect our business.

If we are unable to maintain an acceptable degree of quality control of our products we will incur costs associated with the exchange and return of our products as well as servicing our customers for warranty claims. Any of the foregoing on a significant scale may have a material adverse effect on our business, results of operations and financial condition.

Adverse economic conditions may adversely affect the demand for our products.

Electronic cigarettes are new to market and may be regarded by users as a novelty item and expendable. When economic conditions are prosperous, discretionary spending typically increases; conversely, when economic conditions are unfavorable, discretionary spending often declines. Any significant decline in economic conditions that affects consumer spending could have a material adverse effect on our business, results of operations and financial condition.

Internet security poses a risk to our e-commerce sales.

At present, we generate revenues through the sale of our products through our websites. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

An information systems interruption or breach in security could adversely affect us.

We rely on accounting, financial and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, any security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business.

We may incur losses that are not adequately covered by insurance, which may harm our results of operations. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future.

Although we believe we maintain insurance that is customary and appropriate for our business and its size, each of our insurance policies is subject to certain exclusions. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.

We renew our insurance policies on an annual basis. To the extent that the cost of insurance coverage increases, we may be required to reduce our policy limits or agree to exclusions from our coverage.

We are subject to litigation in the ordinary course of our business. An adverse determination with respect to any such disputed matter could result in substantial losses.

We are, from time to time, during the ordinary course of operating our businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to our retail locations. Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our businesses and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

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

Because our common stock is a “penny stock,” trading therein will be subject to regulatory restrictions.

Our common stock is currently, and in the near future will likely continue to be, considered a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and other requirements may adversely affect the trading activity in the secondary market for our common stock.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay any cash dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any cash dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings to implement our business plan; accordingly, we do not anticipate the declaration of any cash dividends in the foreseeable future.

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

We plan to revise our Articles of Incorporation to include a specific provision to eliminate the liability of our directors and officers for monetary damages to our company and shareholders to the maximum extent provided for by Nevada law. We may also adopt contractual indemnification obligations under employment agreements that we may enter into with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our board of directors is authorized to issue additional shares of our stock which would dilute existing shareholders.

We are currently authorized to issue up to 140,000,000 shares of common stock, of which 68,060,001 shares are currently issued and outstanding.  Additional shares of our common stock may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

Our charter permits our board of directors to issue shares of our Series A preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting rights, the threat of which could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of Series A preferred stock, par value $0.001 per share, none of which are currently issued and outstanding.  Our Series A preferred stock would entitle the holders thereof to cast one hundred votes for each share of our Series A preferred stock held by such holder in any matter submitted to a vote of stockholders.  Each share of our Series A preferred stock is convertible at any time at the option of the holder into two shares of our common stock.  Lastly, our Series A preferred stock entitles the holders thereof to a liquidation preference in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company in the amount of their stated par value plus any accrued previously declared but unpaid dividends.  Because of the voting rights, conversion rights and liquidation preference associated with our Series A preferred stock, any issuance of our Series A preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

The majority of our board does not consist of independent directors, which limits our ability to establish effective independent corporate governance procedures.

Our board is composed of five directors, none of whom are independent based on the NASDAQ listing rules.  Without a majority of independent directors on our board, our ability to establish effective corporate governance procedures to oversee functions such as audit, compensation and corporate governance is limited.  Furthermore, a majority of our directors are also executive officers of the Company.  This structure gives our executive officers significant control over all corporate issues and decisions.

In the absence of a majority of independent directors, our executive officers, most of whom are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof.  This could present the potential for a conflict of interest between us and our shareholders generally and the controlling officers, shareholders or directors.  Although we anticipate seeking independent directors in the future, there can be no assurance as to whether or when we will be successful in appointing any new directors.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act (which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry and markets or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about our company and our industry and markets. One or more analysts could downgrade our common stock or issue other negative commentary about our company or our industry or markets. In addition, we may be unable or slow to attract sufficient research coverage. Alternatively, if one or more of these analysts cease coverage of our company, we could lose visibility in the market. As a result of one or more of these factors, the trading price and volume of our common stock could decline.

Our officers, directors and principal stockholders can exert significant influence over our business and may make decisions that are not in the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 55.8% of our fully-diluted common stock.  As a result of such ownership, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC, and requirements of the principal trading market upon which our common stock may trade, with which we are not required to comply as a private company. As a result, we will incur significant legal, accounting and other expenses that a private company would not incur. Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our board of directors and management, will require us to have additional finance and accounting staff, may make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on the audit committee (upon its formation), and may make some activities more difficult, time consuming and costly. We will need to:

•

institute a more comprehensive compliance function;

•

establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;

•

design, establish, evaluate and maintain a system of internal control over financial reporting in compliance with the requirements of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•

prepare and distribute periodic reports in compliance with our obligations under the federal securities laws including the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

•

involve and retain to a greater degree outside counsel and accountants in the above activities; and

•

establish an investor relations function.

If we are unable to accomplish these objectives in a timely and effective fashion for our business, our ability to comply with financial reporting requirements and other rules that apply to reporting companies could be impaired. If our finance and accounting personnel insufficiently support our business in fulfilling these public-company compliance obligations, or if we are unable to hire adequate finance and accounting personnel, we could face significant legal liability, which could have a material adverse effect on our financial condition and results of operations. Furthermore, if we identify any issues in complying with those requirements (for example, if our company or the independent registered public accountants identified a material weakness or significant deficiency in our company’s internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect, our reputation or investor perceptions of our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate office and warehouse is located at 67 W Easy Street, Unit 115, Simi Valley CA 93065. Our corporate office is a leased facility comprised of approximately 5,000 square feet of office space. We also operate two retail locations from leased premises located at 585 E. Los Angeles Ave, Simi Valley, CA 93065 and 9911 Topanga Canyon Blvd., Chatsworth, CA 91311, respectively.  Our Simi Valley retail location measures approximately 750 square feet and our Chatsworth store measures approximately 1,200 square feet.  Our aggregate monthly rent for our three properties is approximately $7,000. We believe our facilities are adequate to meet our current and near-term needs.  Our telephone number is (805) 309-0530.

ITEM 3. LEGAL PROCEEDINGS

We know of no material existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTCQB under the Symbol “VHUB”. Our common stock was originally listed for quotation on August 15, 2011 under the symbol “DOGI”.

The following table reflects the high and low bid information for our common stock and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.  On September 25, 2014, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.0165 per share.

	High	Low
Year Ended June 30, 2013
First Quarter (1)	-	-
Second Quarter	0.33	0.01
Third Quarter (1)	-	-
Fourth Quarter (1)	-	-

Year Ended June 30, 2014
First Quarter (1)	-	-
Second Quarter (1)	-	-
Third Quarter	1.25	0.28
Fourth Quarter	0.83	0.16

(1)

No trades during this period.

(2)

Our common stock was listed for quotation on August 15, 2011. Our first trade did not occur until December 27, 2012.

Stockholders of Record

As of September 25, 2014, an aggregate of 68,060,001 shares of our common stock were issued and outstanding and were owned by 4 stockholders of record.  Island Stock Transfer Inc., Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: 727.289.0010) is the registrar and transfer agent for our common shares.

Dividends

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by our Board in its discretion based upon our earnings, financial condition, capital requirements, contractual obligations which may prohibit the payment of dividends, including our current or any future indebtedness, and other relevant factors, including restrictions imposed under Nevada statutes.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of our company since the inception of Vapor on July 12, 2013.  You should read this discussion together with the consolidated financial statements, related notes and other financial information included in this Annual Report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties, including those discussed under Part I, Item 1A—”Risk Factors” and elsewhere in this Annual Report, and are based upon judgments concerning various factors that are beyond our control. These risks could cause our actual results to differ materially from any future performance suggested below.

General Overview

On February 14, 2014, we entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  Pursuant to the terms of Exchange Agreement, we agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by our company of 38,000,001 shares of our common stock to the shareholders of both companies.  On March 14, 2014, we completed the acquisition of Vapor and issued all of the 38,000,001 shares of our stock to the shareholders of Vapor, who are also the shareholders of Delite.  On March 26, we completed the acquisition of Delite.  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became our wholly owned subsidiaries and we now carry on the business of developing, producing, marketing and selling vaping devices and related accessories.  The exchange transaction was accounted for as a reverse acquisition (recapitalization) with Vapor deemed to be the accounting acquirer, and us the legal acquirer.  Prior to our acquisition of Vapor, we existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

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

Going Concern

Our capital requirements for the next twelve months will not be able to be funded in their entirety from our operating cash flows.  As of June 30, 2014, we had a cash balance of approximately $308,000.  We believe it will be necessary to raise additional funds to finance our operations, and intend to do so through equity financings, debt financings, or from other sources.  The extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.

Our consolidated financial statements have been presented on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our cash balance as of June 30, 2014 along with other factors including our loss from operations raises doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. Please refer to Note 3 “BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further discussion.

Recently Issued Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (ASU)  No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s  Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in the update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject the company’s consolidated financial statements to additional disclosure.

We have reviewed other recent accounting pronouncements issued prior to the date of issuance of our financial statements included in this report, and do not believe any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

Result of Operations for Year Ended June 30, 2014

Our revenue, operating expenses, and net loss from operations for the year ended June 30, 2014 were as follows:

From Inception (July 12, 2013) to June 30, 2014
Revenue	$ 1,202,663
Cost of revenue	647,287
Gross Profit	555,376
Operating expenses
General and administrative	984,776
Total operating expenses	984,776
Loss from operations	(429,400)
Other income	5,794
Net Loss	$ (423,606)

Revenues: Revenues are comprised of gross sales less returns and discounts.  Since our inception on July 12, 2013, we have generated revenues of approximately $1,203,000.  We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 90% of our revenue, to increase in the upcoming fiscal year as we enter into additional distribution agreements and increase our marketing initiatives.  We expect retail sales to remain relatively flat in the coming year.

Cost of Revenue:  Our cost of revenue primarily represents the cost of manufacturing our products and also the cost of purchasing products from third parties for resale.  Generally, our cost of revenue is lower on products that we directly source and is higher when we purchase products for resale from third parties.

Gross Profit: Gross profit represents revenue less the cost of revenue.  We expect our gross profit to increase in the upcoming fiscal year as we continue to sell more of our proprietary products which have higher margins than products we purchase for resale.

General and Administrative Expense: General and administrative expenses consist primarily of payroll and related costs, sales and marketing costs, infrastructure costs and costs associated with being a public reporting company.  Since our inception, we have incurred general and administrative expenses of approximately $984,776.  Although we expect our general and administrative expenses to increase as we grow our business, the recent departure of three employees from the company, including our former CEO, will reduce our expenses in the near term.

Other Income: Other income represents a fee of $30,000 received in exchange for the right of an unaffiliated third party to share in 10% of the net profits derived from operations of our Vapor Hub retail location in Chatsworth, CA, as offset by interest expenses and provision for taxes.  Interest expense was $10,966 for the year ended June 30, 2014 and relates to interest payable on our outstanding promissory notes, which are further described below.  At June 30, 2014, no obligation is due under the profit sharing agreement described above.

Net Loss: Net loss was $423,606 for the year ended June 30, 2014, largely as a result of our general and administrative expenses.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations and we do not anticipate this changing.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of approximately $308,000 and working capital of approximately $27,000.  We depend on cash from financing activities to fund our operating and investing activities, and we expect this trend to continue as we continue to grow our operations.  A summary of our net working capital as of June 30, 2014 and our cash flows for the year ended June 30, 2014 from our operating, investing and financing activities are summarized in the following tables:

Net Working Capital
As of June 30, 2014
Current Assets	$655,811
Current Liabilities	628,369
Net Working Capital	$27,442

Cash Flows
From Inception (July 12, 2013) to June 30, 2014
Net cash used in Operating Activities	$(207,111)
Net cash used in Investing Activities	(139,896)
Net cash provided by Financing Activities	654,574
Increase (Decrease) in Cash during the Year	307,567
Cash, Beginning of Period (July 12, 2013)	0
Cash, End of Year	307,567

Operating Activities

Net cash used in operating activities was approximately $207,111 for the period from our inception to June 30, 2014.  Net cash used in operations primarily results from our net loss, costs incurred to purchase inventory and prepaid expenses, offset by increased accounts payable and deferred income.

Investing Activities

Net cash used in investing activities was approximately $139,896 for the period from our inception to June 30, 2014 and consists of the purchase of equipment for approximately $127,734 and approximately $12,162 paid as a security deposit in relation to one of our leased properties.

Financing Activities

Net cash provided by financing activities was approximately $654,574 for the period from our inception to June 30, 2014 and includes proceeds of approximately $101,378 from affiliate loans and proceeds of $534,881 from the sale of convertible promissory notes.

As of June 30, 2014, we had a balance of approximately $101,378 outstanding as related party loans from Kyle Winther, our CEO, Lori Winther, our CFO and Winther & Company (an entity owned by Lori Winther and her husband, Niels Winther, who is a director of the company). The outstanding balances are non-interest bearing and repayable upon demand.  Since inception, we have repaid $42,100 of related party loans.

On March 14, 2014, we closed the first tranche of a financing required pursuant to the terms of the Exchange Agreement.  At the closing, we issued a convertible promissory note in the principal amount of $185,000 to one investor in exchange for cash proceeds of $185,000.  The note bears interest at a rate of 8% per annum, with interest being payable on May 15th of each year that the note remains outstanding. The principal amount of the note is convertible at any time, in whole or in part, at our election or the election of the holder into shares of our common stock at a price equal to the greater of $0.15 or 90% of the average closing prices of our common stock for the ten trading days immediately preceding the applicable conversion date.  Unless earlier converted or repaid, the principal amount of the note is due and payable on March 14, 2017. We may prepay the principal amount of the note at any time, in whole or in part, without the prior written consent of the holder.  If an event of default occurs under the note, the principal amount of the note together with interest will, at the holder’s election, become immediately due and payable.

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

On May 19, 2014, we closed the third and final tranche of the financing contemplated pursuant to the terms of the Exchange Agreement.  At the closing of the financing, we issued a convertible promissory note in the principal amount of $175,000 to one investor in exchange for cash proceeds of $175,000.  The note has the same terms as the notes described above, except that unless earlier converted or repaid, the principal amount of the note is due and payable on May 19, 2017.

Future Capital Requirements

Our capital requirements for the next twelve months will not be able to be funded in their entirety from our operating cash flows.  We believe it will be necessary to raise additional funds to finance our operations, and intend to do so through equity financings, debt financings, or from other sources.  The extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.

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

We presently do not have any finalized arrangements for additional financing and will continue to evaluate various financing strategies to support our current operations and fund our future growth.

Off Balance Sheet Arrangements

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vapor Hub International, Inc.

We have audited the accompanying consolidated balance sheets of Vapor Hub International, Inc. (the “Company”) as of June 30, 2014 and December 31, 2013, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the period from Inception (July 12, 2013) to June 30, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and December 31, 2013, and the results of its consolidated operations and its cash flows for the period from Inception (July 12, 2013) to June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from operations.  The Company requires additional funds to meet its working capital requirements.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP Newport Beach, California
September 29, 2014

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013 (2)

Assets

Current assets
Cash	$ 307,567	$ 34,152
Inventories	196,163	59,938
Prepaid expenses and other current assets	152,081	2,214
Total current assets	655,811	96,304
Property and equipment, net	104,731	15,925
Long term assets	12,162	3,039
Total assets	$ 772,704	$ 115,268

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$ 213,154	$ 46,397
Deferred income	307,135	-
Income taxes payable	6,702	3,623
Officers loans payable (Note 5)	101,378	2,593
Total current liabilities	628,369	52,613
Long term liabilities
Leases payable	9,212	-
Convertible notes payable	560,000	-
Long term liabilities	569,212	-
Total liabilities	1,197,581	52,613
Stockholders' equity (deficit)
Common stock, $0.001 par value, 140,000,000 shares authorized, 68,060,001 issued and outstanding as of June 30, 2014 (Note 4) (1)	68,060	68,060
Additional paid-in-capital	(69,331)	(16,274)
Retained earnings (deficit)	(423,606)	10,869
Total stockholders' equity (deficit)	(424,877)	62,655
Total liabilities and stockholders' equity (deficit)	$ 772,704	$ 115,268

(1)

All common share amounts and per share amounts in these consolidated financial statements reflect the one-for-nine forward stock split by way of a stock dividend of issued and outstanding shares of common stock of the Company, effective January 19, 2014, including retroactive adjustment of common share amounts.

(2)

June 30, 2013 has not been presented, as the date of inception of Vapor, the accounting acquirer in the Company’s exchange transaction, is July 12, 2013 (see Note 3). The audited December 31, 2013 balances of Vapor have been presented for comparative purposes only.

The accompanying notes are an integral part of these consolidated financial statements

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statement of Operations

From Inception
(July 12, 2013) to
June 30, 2014

Revenue	$ 1,202,663
Cost of revenue	647,287
Gross profit	555,376
General and administrative expenses	984,776
Net loss from operations	(429,400)

Interest expense	(10,966)
Other income	23,839
Total other income (expense)	12,873
Net loss before taxes	(416,527)
Income tax provision	(7,079)
Net loss	$ (423,606)

Net loss per share:
Basic	$ (0.0062)

Diluted	$ (0.0062)

Weighted average shares outstanding:
Basic (1)	68,060,001

Diluted (1)	68,060,001

(1)

All common share amounts and per share amounts in these consolidated financial statements reflect the one-for-nine forward stock split by way of a stock dividend of issued and outstanding shares of common stock of the Company, effective January 19, 2014, including retroactive adjustment of common share amounts.

The accompanying notes are an integral part of these consolidated financial statements

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES Consolidated Statement of Changes in Stockholders’ Equity (Deficit) From Inception (July 12, 2013) to June 30, 2014

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings (Deficit)	Equity (Deficit)
Balance, July 12, 2013 (Inception)	38,000,001	$ 38,000	$ (38,000)	$ -	$ -

Recapitalization Adjustment	80,988,984	80,989	(82,260)	-	(1,271)
Cancelation of DogInn Shares	(50,928,984)	(50,929)	50,929	-	-
Net Income (Loss)	-	-	-	(423,606)	(423,606)
Balance, June 30, 2014	68,060,001	$ 68,060	$ (69,331)	$ (423,606)	$ (424,877)

The accompanying notes are an integral part of these consolidated financial statements

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

From Inception
(July 12, 2013) to
June 30, 2014
Operating Activities
Net loss	$ (423,606)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,443
Non-cash cost of revenue	48,786
Changes in operating assets and liabilities:
Inventories	(196,163)
Prepaid expenses	(152,081)
Deferred income	307,135
Accounts payable and accrued expenses	201,375
Net cash used by operating activities	(207,111)
Investing Activities
Purchase of property and equipment	(127,734)
Leasehold security deposit	(12,162)
Net cash used by investing activities	(139,896)
Financing Activities
Leased property loans	9,212
Proceeds from affiliate loans	101,378
Proceeds from note payable	534,881
Stock issued upon reverse acquisition	9,103
Net cash provided by financing activities	654,574
Net change in cash	307,567
Cash at beginning of period	-
Cash at end of period	$ 307,567

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 1,948
Income taxes	-
1,948
Non-cash transactions:
Inventories contributed by related party	$ 48,786

The accompanying notes are an integral part of these consolidated financial statements

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1- INCORPORATION, NATURE OF OPERATIONS AND ACQUISITION

Vapor Hub International Inc. (formerly DogInn, Inc.) (hereinafter known as “the Company”)  was  incorporated in the State of Nevada on July 15, 2010. On February 14, 2014, the Company entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  Pursuant to the terms of Exchange Agreement, the Company agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by the Company of 38,000,001 shares of common stock to the shareholders of both companies.  On March 14, 2014, the Company completed the acquisition of Vapor and issued all of the 38,000,001 shares of its stock to the shareholders of Vapor, who are also the shareholders of Delite.  On March 26, the Company completed the acquisition of Delite.  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became the Company’s wholly owned subsidiaries and the Company now carries on the business of developing, producing, marketing and selling vaping devices and related accessories.  The exchange transaction was accounted for as a reverse acquisition (recapitalization) with Vapor deemed to be the accounting acquirer (see Note 2), and the Company the legal acquirer.  Prior to the Company’s acquisition of Vapor, the Company existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

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

Vapor was incorporated in the State of California on July 12, 2013 and is the retail arm of the Company’s business.  Vapor sells and markets the next generation of smokeless electronic cigarettes which are popularly known as vaping devices as well as E-liquid, accessories, and supplies relating to electronic cigarettes through its retail locations. Vapor’s initial focus is to establish brand recognition through its current locations in Southern California.  The format of the retail establishments is to provide a “lounge” atmosphere where “vaping” can be enjoyed by the customer in a congenial environment. Thus far, Vapor has opened two retail locations in Southern California.  Vapor sources substantially all of its products which it offers for sale from Delite.

Delite was incorporated in the State of California on August 14, 2008 and is the wholesale and distribution arm of the Company’s business.  Delite provides a selection of brands of electronic cigarettes and related accessories which it sells nationally and internationally to wholesale customers and retail customers, including through its websites  www.vapor-hub.com  and www.smokelessdelite.com.  Products distributed by Delite include vaping devices and related accessories purchased from third parties for resale as well as the company’s own vaping devices and related accessories which it designs and sources, including the company’s popular “AR Mechanical Mods”.

NOTE 2 – REVERSE ACQUISITION ACCOUNTING

Since former Vapor security holders owned, after the acquisition, the majority of the Company’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from Vapor, Vapor is deemed to be the acquiring company for accounting purposes and the acquisition of Vapor was accounted for as a reverse acquisition and a recapitalization in accordance with generally accepted accounting principles in the United States (“US GAAP”). These consolidated financial statements reflect the historical results of Vapor prior to the exchange transaction and that of the combined company following the exchange transaction, and do not include the historical financial results of Vapor Hub International prior to the completion of the exchange transaction.  Common stock and the corresponding capital amounts of the Company pre-exchange transaction have been retroactively restated as capital stock shares reflecting the exchange ratio in the exchange transaction.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Consolidation

The accompanying audited consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Vapor (See Note 2) and that of Delite after its acquisition on March 26, 2014. All intercompany transactions have been eliminated for the periods consolidated. The accompanying audited consolidated financial statements of the Company have been prepared in accordance with US GAAP and pursuant to the instructions to Form 10-K of the Securities and Exchange Commission.  The Company’s fiscal year end is June 30, 2014.

Fiscal Year End

Following the exchange transaction, the Company elected to adopt the June 30 year end of Vapor, the accounting acquirer.  As such, the Company has presented activity since the inception of Vapor (July 12, 2013) and has presented the activity of Delite since its acquisition on March 26, 2014.

Going Concern

The Company’s audited consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s cash balance as of June 30, 2014 along with other factors, including its net loss, raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company believes it will be necessary to raise additional funds to finance its operations in the next twelve months, and intends to do so through equity financings, debt financings, or from other sources.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At June 30, 2014, the Company had no cash equivalents.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash.  The Company places its cash with high quality banking institutions.

Financial Instruments and Fair Value Measurement

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

Level 1- applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2- applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3- applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, bank overdraft, accounts payable, accrued liabilities, convertible notes payable and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Deferred Income

The Company accrues deferred income when customer payments are received, but product has not yet shipped. As of June 30, 2014, the Company had accrued $307,135 for deferred income as a result of prepayments for product made by customers.

Inventories

Inventories consist primarily of vaping devices, e-liquid and related supplies and accessories and are stated at the lower of cost (first-in, first-out) or market value.

Property and Equipment

Property and equipment consist of computer equipment, furniture, facility equipment, and leasehold improvements which are carried at historical cost and are depreciated over the estimated useful lives of the related assets. Estimated useful lives are from 3 to 10 years.   Much of the property and equipment was contributed by shareholders of the Company. Expenditures for maintenance and repairs are charged against operations.  The modified accelerated cost recovery system (straight line) is used for federal income tax purposes and also for financial reporting as the difference between the two does not appear to be material.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for the period from inception (July 12, 2013) to June 30, 2014 was $59,822 and are included in general and administrative expenses.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2014, there are 261,669 common stock equivalents related to convertible promissory notes, which were excluded from diluted EPS calculation as they would have had an anti-dilutive effect.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740-10, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined and income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes determined on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  As of June 30, 2014, the Company has federal and state net operating loss carry forwards of approximately $109,000 which will begin to expire in 2030 unless utilized in earlier years.

Recent Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (ASU)  No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s  Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in the Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject the company’s consolidated financial statements to additional disclosure.

The Company has reviewed other recent accounting pronouncements issued prior to the date of issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 140,000,000 shares of common stock and had 68,060,001 shares of common stock issued and outstanding as of June 30, 2014.

The Company is authorized to issue 10,000,000 shares of preferred stock and had no shares of preferred stock issued and outstanding as of June 30, 2014.

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

NOTE 5 – LOAN FROM RELATED PARTY

As of June 30, 2014, the Company had a balance of $101,378 outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company (an entity owned by Lori Winther, and her husband, Niels Winther, who is a director of the Company).  The outstanding balances are non-interest bearing and repayable upon demand. Since inception, we have repaid $42,100 of related party loans.

NOTE 6 – INVENTORIES

As of June 30, 2014, the Company had a balance of $196,163 as finished goods which consist of vaping devices, e-liquid, and related supplies and accessories.

NOTE 7 – LEASE AGREEMENT

The Company entered into a lease agreement with S. J. Real Estate Group, LLC to lease a retail space in Chatsworth, California, effective September 13, 2013. The lease term is for two years with a monthly lease payment of approximately $2,214. The Company has a remaining commitment under this lease of $11,070 through August 30, 2015.

The Company also has a month-to-month rental agreement with Madera Development for a retail space in Simi Valley for $825.

The Company entered into a lease agreement with S.B.P.W., LLC to lease warehouse and office space in Simi Valley, California effective August 5, 2013 which agreement was subsequently amended on February 20, 2014. The lease term extends through April 30, 2015 with a monthly lease payment of $2,035 which increased to $4,070 effective July 1, 2014. The Company has a remaining commitment under this lease of $40,700 through April 30, 2015.  A security deposit of $10,482 has been paid to the landlord in relation to this lease.

NOTE 8– OTHER INCOME

The Company received a fee of $30,000 in exchange for the right of an unaffiliated third party to share in 10% of the net profits derived from operations of the Chatsworth Vapor Hub lounge. At June 30, 2014, no obligation is due under this profit sharing agreement.

NOTE 9 – RELATED PARTIES

The Company entered into a Management Agreement with Kyle Winther and Gary “Jake” Perlingos who are each shareholders, directors and officers of the Company related to operational supervision of the Vapor Hub retail locations in Simi Valley and Chatsworth, CA.  Each of them was to receive 2.5% each (for a total of 5%) of the monthly revenue generated from each respective lounge.  The Agreement commenced September 1, 2013 and was scheduled to continue until terminated by agreement of the parties. Effective February 1, 2014, the parties agreed to terminate the Management Agreement.  An additional Management Agreement was entered into between Delite and Vapor, which relates to the provision of administrative support to Vapor.  Pursuant to the agreement, Delite received a fee of $10,000 per month from Vapor.  The Agreement commenced October 1, 2013 and was scheduled to continue until terminated by agreement of the parties. Effective March 1, 2014, the parties agreed to terminate the Management Agreement.

Vapor purchases substantially all of its inventory which is sold at its retail locations from Delite.  As of March 26, 2014, Delite became a wholly-owned subsidiary of the Company.  As a result of the acquisition, all intercompany transactions subsequent to March 26, 2014 have been eliminated.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

On March 14, 2014, the Company closed the first of three tranches of a financing transaction pursuant to the terms of the Exchange Agreement.  At the closing, the Company issued a convertible promissory note in the principal amount of $185,000 to Gotama Capital S.A. in exchange for cash proceeds of $185,000.  The note bears interest at a rate of 8% per annum, with interest being payable on May 15th of each year that the note remains outstanding. The principal amount of the note is convertible at any time, in whole or in part, at the Company’s election or the election of the holder into shares of the Company’s common stock at a price equal to the greater of $0.15 or 90% of the average closing prices of the Company’s common stock for the ten trading days immediately preceding the applicable conversion date.  Unless earlier converted or repaid, the principal amount of the note is due and payable on March 14, 2017.  On April 10, 2014, the Company closed the second tranche of the financing contemplated pursuant to the terms of the Exchange Agreement.  At the closing, the Company issued a convertible promissory note in the principal amount of $200,000 to the same investor in exchange for cash proceeds of $200,000.  The note has the same terms as the note described above, except that unless earlier converted or repaid, the principal amount of the note is due and payable on April 10, 2017. On May 15, 2014, the Company closed the third tranche of the financing contemplated pursuant to the terms of the Exchange Agreement.  At the closing, the Company issued a convertible promissory note in the principal amount of $150,000 to the same investor in exchange for cash proceeds of $149,881.  The note has the same terms as the notes described above, except that unless earlier converted or repaid, the principal amount of the note is due and payable on May 15, 2017.  The Company may prepay the principal amount of the notes at any time, in whole or in part, without the prior written consent of the holder.

NOTE 11 – DELITE ACQUISITION

As described in Note 4, the Company acquired Delite as part of the transactions contemplated by the Exchange Agreement on March 26, 2014. This transaction was treated as a business acquisition. The balance sheet of Delite has been consolidated with the Company as of June 30, 2014 and the activity subsequent to acquisition has been consolidated with the Company’s operations.

Below is a summarized presentation of unaudited pro-form results of operations with Delite for the period from inception (July 12, 2013) to June 30, 2014:

	Delite	Vapor	Company	Elimination	Pro-Forma
Revenue	$ 1,446,749	$ 513,811	$ -	$ (346,077)	$ 1,614,483
Cost of revenue	858,128	280,181	-	(280,181)	858,128
Gross profit	588,621	233,630	-	(65,895)	756,355
General and administrative expense	992,090	259,558	25,149	(65,895)	1,210,902
Other income	-	29,999	9,019	-	39,018
Income tax provision	1,963	6,702	-	-	8,665
Net income (loss)	$ (405,432)	$ (2,631)	$ (16,130)	-	$ (424,194)

NOTE 12 – INCOME TAX

The provision for income taxes was determined by applying the statutory federal income tax rate to net income before income taxes and is as follows for June 30, 2014:

2014

Federal tax

           $  3,751

State tax

           $  3,328

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

2014

Statutory federal income tax rate

(34%)

State taxes, net of federal benefit

  10%

Other

  22%

 (2%)

NOTE 13 – LOSS PER COMMON SHARE

A summary of the net loss and shares used to compute net loss per share for the year ended June 30, 2014 is as follows:

2013

Net loss for computation of basic and dilutive net (loss) per share

       $

(423,606)

Basic and dilutive net (loss) per share

       $

(0.0062)

Basic and dilutive weighted average shares outstanding

68,060,001

NOTE 14 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2014:

Computers	$ 12,895
Furniture and equipment	97,300
Leasehold improvements	17,539
Accumulated depreciation	(23,003)
Property and equipment, net	$104,731

NOTE 15 – SUBSEQUENT EVENTS

Andrew Birnbaum, who on March 24, 2014, was appointed as Chief Executive Officer and Director subsequently resigned his office and directorship on and effective July 8, 2014.  As a result, the Board of Directors subsequently appointed Kyle Winther as Chief Executive Officer to fill the vacancy of that office.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in our Current Report on Form 8-K filed on February 28, 2013, our Board approved the engagement of Anton & Chia, LLP as our independent registered public accounting firm effective February 1, 2013. There were no disagreements or reportable events related to the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

•

A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

•

A lack of sufficient personnel in the accounting function due to the Company's limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

The Company's plan to remediate those material weaknesses is as follows:

To improve the effectiveness of the accounting group, the Company will use the firm of Winther and Company CPA to augment existing resources, to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions.  The Company plans to further mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.  Earlier in the year, the Company attempted to mitigate this material weakness by hiring a Controller, but the Controller recently left the Company. Currently, the steps taken to mitigate the material weaknesses have included the CFO’s direct involvement in handling daily accounting matters, as well as by augmentation by professional outside accounting consultants.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Our management believes that all internal control systems, no matter how well designed and operated, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation.  Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Our management believes that the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.  Based on this assessment, management concluded that as of June 30, 2014, our company’s internal control over financial reporting was not effective primarily due to the limited size of our staff and budget. We are in the process of adopting specific internal control mechanisms with our Board of Directors’ and executive officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This Annual Report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, positions and ages of our current executive officers and directors. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are at the discretion of our board of directors.

Name	Age	Position(s)
Kyle Winther	29	Chief Executive Officer and Director
Lori Winther	57	Chief Financial Officer, Treasurer, Secretary and Director
Gary Jacob Perlingos	33	President, Chief Technology Officer and Director
Niels Winther	58	Chairman of the Board
Justin Moreno	32	Chief Operating Officer, Director

Kyle Winther has served as a director of our company since March 14, 2014.  Mr. Winther also became our Chief Executive Officer on March 14, 2014 and served in such capacity until the appointment of Andrew Birnbaum as Chief Executive Officer on March 24, 2014, at which point in time Mr. Winther became our Chief Operating Officer.  Following Mr. Birnbaum’s resignation on July 8, 2014, Mr. Winther was re-appointed as our Chief Executive Officer and resigned from his position as our Chief Operating Officer in connection with the appointment of Justin Moreno to such position on August 8, 2014.  Mr. Winther is a founding shareholder of Delite Products, Inc., formed in 2008, and Vapor Hub, Inc., formed in 2013, each of which are our wholly owned subsidiaries, and has served as President and Chief Executive Officer of each of these companies since their respective dates of formation.  Since 2008, Mr. Winther has also been instrumental in the development of our products, including our AR Mod vaping devices.  Mr. Winther is a graduate of Cal State University-Northridge where he earned a B.S. in Business Administration/Marketing.  We believe that Mr. Winther is qualified to sit on our board of directors due to his extensive experience in the vaping industry and because of his sales and marketing skills.

Lori Winther became our Chief Financial Officer, Treasurer and Secretary and was appointed as a director of the company on March 14, 2014.  Ms. Winther is an original founder of each of our subsidiaries, Vapor and Delite.  Prior to founding our subsidiaries, Ms. Winther served as the office manager for the Certified Public Accounting firm – Winther and Company CPA’s, Inc., as well as its affiliate, Winthco Wealth Management, acting for both since 1989.  Ms. Winther remains a Vice President of Winther and Company today.  Ms. Winther’s seasoned experience contributes to the administrative stability and financial solvency of the company.  Ms. Winther is a graduate of Moorpark Community College with a A.A. in Business Administration.  We believe that Ms. Winther is qualified to sit on our board of directors due to her extensive administration and human resources experience and financial expertise.

Gary Jacob Perlingos became our President and Chief Technology Officer and was appointed as a director of the company on March 14, 2014.  Mr. Perlingos joined our subsidiary, Delite, in 2013.  Mr. Perlingos has held a variety of positions within his career, including acting as a freelance designer and developer of websites for a period of twelve years, serving as Director of Design Development at Homebase Learning Institute, a start-up on-line education company from 2010 to 2012 and serving as Senior Web Developer, performing web integrations for 4-Over, Inc., one of the largest trade printers in the United States from 2012 to 2013.  Prior to his position at Homebase Learning Institute, Mr. Perlingos was a partner at a boutique web design firm, Artifice Studios, from 2009 to 2012.  Mr. Perlingos began his career in the mortgage industry where he worked in various operational capacities from 2000 to 2009.  We believe that Mr. Perlingos is qualified to sit on our board of directors due to his entrepreneurial experience and his branding, marketing and operational expertise.

Niels Winther, CPA was appointed as a director of the company on March 14, 2014.  Mr. Winther has over three decades of experience in tax, financial, managerial, information and system consulting and currently directs and oversees Winther and Company CPA’s, Inc., a tax & accountancy and wealth management firm and Winthco Wealth Management in his capacity as President of each company. Mr. Winther attended Cal State University-Northridge - Accounting and University of La Verne – School of Law.  We believe that Mr. Winther is qualified to serve on our Board of Directors because of his financial expertise acquired while operating his businesses.

Justin Moreno was appointed Chief Operating Office and a director of the company on August 8, 2014.  Prior to his promotion, Mr. Moreno served as our National Sales Director since April of 2014.  Mr. Moreno joined our team in March, 2014 after working with Southern Wine and Spirits as its lead sales manager in on premise alcohol and wine sales. In his capacity as sales manager, Mr. Moreno was responsible for maintaining high volume accounts with numerous quota items to sell each month. Mr. Moreno was also responsible for developing and maintaining relationships with customers and suppliers.  Mr. Moreno worked with Southern Wine and Spirits for over 4 years. Mr. Moreno joined Southern Wine and Spirits after working as a store sales manager for Mountain View Goodyear Tire Company.  At Mountain View Goodyear, Mr. Moreno was responsible for the growth of the company’s sales and marketing initiatives and also managing in excess of fifteen employees.  Before Mr. Moreno began his sales management position with Mountain View Goodyear, Mr. Moreno served in the United States Marine Corp., serving three tours in Iraq as part of Operation Iraqi Freedom.  Mr. Moreno was chosen to be a director of the Company for his expertise in sales and marketing.

A family relationship exists between Kyle Winther, Lori Winther, a director of the Company and the Company’s Chief Financial Officer and Secretary and  Niels Winther, a director of the Company. Niels Winther and Lori Winther are married.   Kyle Winther is the adult son of Niels and Lori Winther.

Director Independence

Our board of directors currently consists of five members –Kyle Winther, Lori Winther, Niels Winther, Gary Jacob Perlingos and Justin Moreno– with no vacancies. Because our common stock is not currently listed on the NASDAQ Stock Market or New York Stock Exchange, we are not subject to their respective rules requiring independent directors and we currently do not have any independent directors, as the term “independent director” is defined by NASDAQ Listing Rule 5605(a)(2) or New York Stock Exchange Rule 303A.02.  We anticipate seeking independent directors in the future as we seek to establish effective corporate governance procedures to oversee our audit, compensation and nominating functions.  However, there can be no assurance as to whether or when we will be successful in appointing any independent directors.  Currently, our entire board of directors functions as our audit committee.

We have determined that Niels Winther qualifies as an audit committee “financial expert” within the meaning of the rules and regulations of the SEC and that each of our other board members are able to read and understand financial statements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees and executive officers, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules.  Our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K and is posted on our Internet website located at www.vapor-hub.com in the section titled “Investors.” You may also request a copy of the Code of Ethics without charge by writing or calling us at:

Vapor Hub International Inc.

Attn: Investor Relations

67 W Easy Street, Suite 115

Simi Valley, CA 93065

Tel.: (805) 309-0530

Any amendment or waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed on our website within four business days.

ITEM 11. EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation paid to each person who served as our principal executive officer and to each of our other two most highly compensated executive officers during the last fiscal year (from inception on July 12, 2013 to June 30, 2014), and information concerning all compensation paid for services rendered to us in all capacities for such fiscal year.

Name and Principal Position	Year	Salary($)	Bonus ($)	All Other Compensation($)	Total($)
Kyle Winther	2014	38,000	10,000	20,173(1)	68,173
CEO, Director
Lori Winther	2014	38,000	10,000	19,890(2)	67,890
CFO, Treasurer, Secretary, Director
Gary Jacob Perlingos	2014	38,000	10,000	19,048(3)	67,048
President, Chief Technology Officer, Director
Andrew Birnbaum(4)	2014	72,619	-	3,000	75,619
Former CEO, Former Director

(1)

Consists of an automobile allowance ($8,202), company owned or leased property for personal use ($1,500), health benefits ($4,113) and management fees received from Vapor ($6,358).

(2)

Consists of an automobile allowance ($9,570), company owned or leased property for personal use ($1,500) and health benefits ($8,820).

(3)

Consists of health benefits ($12,690) and management fees received from Vapor ($6,358).

(4)

Mr. Birnbaum became our Chief Executive Officer and a director of the company on March 24, 2014, and resigned from his office and directorship on and effective July 8, 2014.  Mr. Birnbaum received an automobile allowance of $3,000.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.  In addition, we do not currently have compensation plans under which equity securities are authorized for issuance in favor of any director, officer, consultant or employee of our company.  However, in the near future, we plan to implement compensation plans pursuant to which equity securities will be authorized for issuance to employees and non-employees of the company.

Employee Contracts

On March 24, 2014, we entered into an Interim Agreement for the Appointment of Chief Executive Officer with Andrew Birnbaum pursuant to which Mr. Birnbaum served as our Chief Executive Officer and as a director of the company.  The agreement was to remain effective until both parties executed a final agreement.  On July 8, 2014, Mr. Birnbaum resigned from his position as Chief Executive Officer and as a director of the company.

Pursuant to the interim agreement, Mr. Birnbaum received a monthly salary of $20,000 and a monthly vehicle allowance of $1,000.  The agreement also contemplates the issuance of 6,600,000 shares of common stock to Mr. Birnbaum, none of which have been issued, a bonus payment similar to any bonuses granted to other executives and a bonus of 15% of net profits received from certain internet related assets provided by Mr. Birnbaum to the company. No bonuses were earned by or paid to Mr. Birnbaum during his tenure with the company, and the parties are currently in the process of finalizing a settlement agreement.

Outstanding Equity Awards at Fiscal Year-End

Neither our company nor any of our subsidiaries granted options to executive officers during the fiscal year ended June 30, 2014 and we had no outstanding equity awards as of such date.  No equity awards were exercised during our year ended June 30, 2014.

Compensation of Directors

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ending June 30, 2014.

Name	Fees earned or paid in cash($)	All other compensation ($)	Total($)
Niels Winther	-	14,685(1)	14,685

(1)

 Niels Winther is the President of Winther & Company, an accountancy corporation.  Winther & Company was paid $14,685 for services rendered to the company during our fiscal year ended June 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common stock by:

•

each of the executive officers listed in the summary compensation table;

•

each of our directors;

•

all of our directors and executive officers as a group; and

•

each stockholder known to us to be the beneficial owner of more than 5% of our common stock.

In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days, through the exercise of a warrant or stock option, conversion of a convertible security or otherwise. Unless otherwise indicated, each person in the table will have sole voting and investment power with respect to the shares shown. For purposes of this table, shares not outstanding which are subject to issuance on exercises of stock options or conversion of a note that are held by one or more person(s) are deemed to be outstanding for the purpose of computing the percentage(s) of outstanding shares beneficially owned by such person(s) but are not deemed to be outstanding for the purpose of computing the percentage for any other person. The table assumes a total of 68,060,001 shares of our common stock outstanding as of September 25, 2014.  Unless otherwise indicated, the address of each of the executive officers and directors and greater than 5% stockholders named below is c/o Vapor Hub International Inc., 67 W Easy Street, Unit 115, Simi Valley, CA 93065.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Kyle Winther	12,666,667	18.6%
(Chief Executive Officer and Director)
Lori Winther	12,666,667	18.6%
(Chief Financial Officer, Treasurer, Secretary and Director)
Gary Jacob Perlingos	12,666,667	18.6%
(President, Chief Technology Officer and Director)
Justin Moreno	-	-
(Chief Operating Officer, Director)
Niels Winther	-	-
(Chairman of the Board)
Andrew Birnbaum	-	-
(former Director and former Chief Executive Officer)(1)
All directors and executive officers as a group	38,000,001	55.8%
5% Stockholders
None

(1)

Mr. Birnbaum resigned from his position as Chief Executive Officer and as a Director of the company on July 8, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have compensation plans under which equity securities are authorized for issuance in favor of any director, officer, consultant or employee of our company.  However, in the near future, we plan to implement compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employees of the company.

Changes in Control

We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the transactions described below, since July 12, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•

in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

•

in which any director, executive officer, stockholders who beneficially owns more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

As of June 30, 2014, the Company had a balance of approximately $101,378 outstanding as related party loans from Kyle Winther, our Chief Executive Officer, Lori Winther, our Chief Financial Officer and Winther & Company (an entity owned by Lori Winther and her husband, Niels Winther, who is a director of the company). The outstanding balances are non-interest bearing and repayable upon demand.

The Company entered into a Management Agreement with Kyle Winther and Gary “Jake” Perlingos who are each shareholders, directors and officers of the Company related to operational supervision of the company’s retail stores in Simi Valley and Chatsworth, CA.  Each of them was to receive 2.5% each (for a total of 5%) of the monthly revenue generated from each respective lounge.  The Agreement commenced September 1, 2013 and was scheduled to continue until terminated by agreement of the parties. Effective February 1, 2014, the parties agreed to terminate the Management Agreement.  Prior to the termination of the agreement, each of Mr. Winther and Mr. Perlingos received approximately $6,400 pursuant to the terms of the Management Agreement.  An additional Management Agreement was entered into between Delite and Vapor, which relates to the provision of administrative support to Vapor.  Pursuant to the agreement, Delite received a fee of $10,000 per month from Vapor. The Agreement commenced October 1, 2013 and was scheduled to continue until terminated by agreement of the parties. Effective March 1, 2014, the parties agreed to terminate the Management Agreement.

Vapor purchases substantially all of its inventory which is sold at its retail locations from Delite. As of March 26, 2014, Delite became our wholly-owned subsidiary.  As a result of the acquisition, all intercompany transactions subsequent to March 26, 2014 have been eliminated.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by NASDAQ Listing Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Anton & Chia, LLP, our principal accountant, for the audit of our annual consolidated financial statements for the year ended June 30, 2014.  All services reflected in the following fee table for 2014 were pre-approved, respectively, in accordance with the policy of our board of directors.

From Inception (July 12, 2013) to June 30 2014
Audit fees (1)	$ 85,694
Audit-related fees	-
Tax fees	-
All other fees	-
Total	$ 85,684

NOTES:

(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

Our board of directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by our independent auditors. Our board will annually approve the scope and fee estimates for the year-end audit to be performed by our independent auditors for the fiscal year. With respect to other permitted services, our board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, we have not engaged our auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS

 (a)           Documents filed as part of this report

1.	Financial Statements.

All financial statements are set forth under Item 8 of this report.

2.	Financial Statement Schedules.

All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3.	Exhibits. See Item 15(b) below.

(b)	Exhibits. We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c)	Financial Statement Schedule. See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VAPOR HUB INTERNATIONAL INC. a Nevada Corporation

Date: September 29, 2014	By:	/S/ LORI WINTHER
By: Lori Winther
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lori Winther and Kyle Winther, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ KYLE WINTHER Kyle Winther	Chief Executive Officer and Director (Principal Executive Officer)	September 29, 2014

/S/ LORI WINTHER Lori Winther	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	September 29, 2014

/S/ Gary Jacob Perlingos Gary Jacob Perlingos	President, Chief Technology Officer and Director	September 29, 2014

/S/ Justin Moreno Justin Moreno	Chief Operating Officer and Director	September 29, 2014

/S/ NIELS WINTHER Niels Winther	Chairman of the Board	September 29, 2014

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Articles of Incorporation of the Registrant	S-1	333-173438	3.1	04-11-11
3.2	Certificate of Amendment filed with an effective date of January 17, 2014 with the Nevada Secretary of State on January 9, 2014	8-K	333-173438	3.1	01-17-14
3.3	Certificate of Designation filed with an effective date of January 17, 2014 with the Nevada Secretary of State on January 9, 2014	8-K	333-173438	3.2	01-17-14
3.4	Articles of Merger filed with an effective date of March 14, 2014 with the Nevada Secretary of State on February 14, 2014	8-K	333-173438	3.1	03-06-14
3.5	Bylaws	S-1	333-173438	3.1	04-11-11
10.1	Share Exchange Agreement among the Registrant, Delite Products, Inc., Vapor Hub, Inc., and the Shareholders of Delite and Vapor Hub, Inc., dated February 14, 2014.	8-K	333-173438	10.1	02-18-2014
10.2	Form of Subscription Agreement for Note Purchases on March 14, 2014 and April 10, 2014	10-Q	333-173438	10.2	05-15-2014
10.3	Lease Agreement dated August 5, 2013 by and Between the Registrant and S.B.P.W., LLC, as amended by Amendment No. 1 and Amendment No. 2.					X
10.4	Interim Agreement for Employment of Chief Executive Officer dated March 24, 2014, by and among the Registrant, Andrew Birnbaum and SmartCloud Technologies, Inc.					X
14.1	Vapor Hub International Inc. Code of Ethical Conduct.					X
21.1	Subsidiaries of Vapor Hub International Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
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