Form 10-Q
period 2014-09-30
VAPOR HUB INTERNATIONAL INC.
filed 2014-11-14
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________.

Commission file number   333-173438

VAPOR HUB INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3191889
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

67 W East Street, Unit 115,

Simi Valley, CA 93065

 (Address of principal executive offices, Zip Code)

(805) 309-0530

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [ ]  NO  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  [X] NO  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES  [ ]  NO  [X]

As of November 13, 2014, the issuer had 68,060,001 shares of common stock issued and outstanding.

VAPOR HUB INTERNATIONAL INC.

TABLE OF CONTENTS

Index

PART I:  FINANCIAL INFORMATION

Item 1.

Financial Statements

VAPOR HUB INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(unaudited)
Assets

Current assets
Cash	$ 152,531	$ 307,567
Inventory (Note 6)	303,835	196,163
Prepaid expenses and other current assets	260,965	152,081
Total current assets	717,330	655,811
Fixed assets, net	100,371	104,731
Other Assets
Long term assets (Note 7)	7,529	12,162
Total assets	$ 825,229	$ 772,704

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$ 456,939	$ 213,154
Deferred income (Note 8)	86,400	307,135
Income taxes payable	5,662	6,702
Officers loans payable (Note 5)	88,269	101,378
Total current liabilities	637,270	628,369
Long term liabilities
Leases payable	8,351	9,212
Note payable	560,000	560,000
Long term liabilities	568,351	569,212
Total liabilities	1,205,621	1,197,581
Stockholders' deficit
Common stock, $0.001 par value, 140,000,000 shares authorized, 68,060,001 issued and outstanding as of September 30, 2014 (Note 4)	68,060	68,060
Additional Paid-in-Capital (1)	(69,332)	(69,331)
Accumulated deficit	(379,119)	(423,606)
Total stockholders' deficit	(380,391)	(424,877)
Total liabilities and stockholders' deficit	$ 825,229	$ 772,704

(1)

The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the exchange transaction in determining the basic and diluted weighted average shares.

The accompanying notes are integral part of these condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Consolidated Statements of Operations

		From Inception
	Three months ended	(July 12, 2013) to
	September 30, 2014	September 30, 2013

Revenue	$ 1,371,550	$ 77,554
Cost of revenue	743,323	50,674
Gross profit	628,226	26,880
General and administrative expenses	582,940	21,617
Income from operations	45,286	5,263
Other income	-	30,000
Income before taxes	45,286	35,263
Income tax provision	800	-
Net income	$ 44,486	$ 35,263

Net income per share:
Basic	$ 0.00	$ 0.00

Diluted	$ 0.00	$ 0.00

Weighted average shares outstanding:
Basic (1)	68,060,001	38,000,001

Diluted (1)	68,060,001	38,000,001

(1)

The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the exchange transaction in determining the basic and diluted weighted average shares.

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended September 30, 2014	From Inception (July 12, 2013) to September 30, 2013
Operating Activities
Net income	$ 44,486	$ 35,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,360	-
Changes in operating assets and liabilities:
Inventory	(107,672)	(1,257)
Prepaid expenses	(108,884)	-
Other assets	4,633	(5,199)
Deferred income	(220,735)	-
Accounts payable and accrued expenses	242,745	1,942
Net cash provided by (used in) operating activities	(141,066)	30,749
Financing Activities
Payments on capital lease	(862)	-
Payments on affiliate loans	(13,108)	100
Net cash provided by (used in) financing activities	(13,970)	100
Net change in cash	(155,036)	30,849
Cash at beginning of period	307,567	-
Cash at end of period	$ 152,531	$ 30,849

Supplemental disclosure of cash flow information:
Cash paid for:	$ -	$ -
Interest	$ -	$ -
Income taxes
Non-cash transactions:
Fixed assets contributed by related party	$ -	$ 5,367
Inventories contributed by related party	$ -	$ 48,786

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1- INCORPORATION, NATURE OF OPERATIONS AND ACQUISITION

Vapor Hub International Inc. (formerly DogInn, Inc.) (hereinafter known as “the Company”)  was  incorporated in the State of Nevada on July 15, 2010. On February 14, 2014, the Company entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  Pursuant to the terms of Exchange Agreement, the Company agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by the Company of 38,000,001 shares of common stock to the shareholders of both companies.  On March 14, 2014, the Company completed the acquisition of Vapor and issued all of the 38,000,001 shares of its stock to the shareholders of Vapor, who are also the shareholders of Delite.  On March 26, the Company completed the acquisition of Delite.  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became the Company’s wholly owned subsidiaries and the Company now carries on the business of developing, producing, marketing and selling the next generation of electronic cigarettes, known as vaping devices, and related accessories, including e-liquids, batteries and atomizers.  The exchange transaction was accounted for as a reverse acquisition (recapitalization) with Vapor deemed to be the accounting acquirer (see Note 2), and the Company the legal acquirer.  Prior to the Company’s acquisition of Vapor, the Company existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

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

Business Overview

Product Description

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

Sourcing

The Company uses third party contract manufacturers to produce its vaping devices from facilities primarily located in Southern California.  The Company’s vaping devices (or Mods), which are made from a metallic material such as steel, brass or copper, are custom machined to meet the Company’s design specifications.  Once machined, unfinished products are delivered to the Company’s location in Simi Valley, where the Mods are buffed and polished to remove burs, and are finished by adding various treatments and embellishments, such as paint and dog tags.  Finished products are then held in inventory for distribution and sale. The Company does not rely on any one manufacturer to produce its Mods, and believes manufacturing capacity is readily available to meet its current and planned needs. The Company does not currently have any long term agreements in place for the manufacture of its Mods.

With respect to the Company’s accessories, the Company purchases batteries from suppliers in China and atomizers from suppliers in the United States, Austria, the Philippines and China.  The Company believes that suppliers for accessories are readily available to meet the Company’s current and planned needs.

E-liquids which the Company manufactures are sourced from an ISO Class 7 certified manufacturer in the United States, which helps ensure their purity and quality.  In addition to manufacturing its own e-liquid, the Company also purchases e-liquid from other reputable American suppliers for resale through the Company’s distribution channels.

Distribution to Retail Stores

The Company markets and sells its vaping devices and related products to end customers through its websites www.vapor-hub.com and www.smokelessdelite.com, to retail stores through direct sales primarily in the United States but also internationally, and through third party wholesalers who then resell the Company’s products to retailers in their territory.  Retailers of the Company’s products include vaping shops throughout the United States as well as several gas stations.  The Company’s wholesale distribution business is conducted by Delite, which was incorporated in the State of California on August 14, 2008.  Products distributed by Delite include vaping devices and related accessories purchased from third parties for resale as well as the Company’s vaping devices and related accessories, which the Company designs and sources, including the company’s popular “AR Mechanical Mods”.

The Company is party to exclusive distribution agreements for its AR Mechanical Mods in Texas, Florida and California.  Pursuant to the Company’s agreements, distributors purchase the Company’s Mods from the Company at a discount to retail prices and the Company grants its distributors the right to market, sell and distribute the Company’s products in their designated territory on an exclusive basis (with some exceptions), so long as the distributor meets certain minimum sales quotas on a monthly basis.  Generally, the Company’s distribution agreements are effective for a period of twelve months, and automatically renew for additional twelve month periods, unless earlier terminated.

Operation of Retail Stores

The Company also sells its products and those of third parties to end consumers directly through its two retail locations located in Southern California.  The Company operates its retail locations through its wholly-owned subsidiary, Vapor, which was incorporated in the State of California on July 12, 2013.  The Company’s first retail location in Simi Valley, CA is 725 square feet and was the first vapor lounge in Simi Valley. The Company’s second location is located in Chatsworth, CA and measures 1,200 square feet.  Through its retail locations, the Company sells and markets vaping devices as well as e-liquid, accessories, and supplies relating to vaping devices to both novice users as well as consumers who demand high end technical devices.

The Company opened its retail locations in order to create brand recognition for its products and also to enable the Company to gather information about user preferences in the rapidly evolving vaping industry.  By learning about user preferences, the Company believes it is better able to design and source products to meet market demand.  Currently, the Company does not have any plans to open additional stores.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Fiscal Year End

Following the exchange transaction, the Company elected to adopt the June 30 year end of Vapor, the accounting acquirer.  As such, the Company has presented activity since the inception of Vapor (July 12, 2013) and has presented the activity of Delite since its acquisition on March 26, 2014.

Going Concern

The Company’s unaudited condensed financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s cash balance as of September 30, 2014 along with other factors raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

As discussed in Note 11, subsequent to September 30, 2014, the Company entered into a financing arrangement pursuant to which it received cash proceeds of approximately $200,000 from an investor and has the ability to receive additional funds under the facility with the investor’s consent.  While the Company believes that the proceeds from this facility along with its operating cash flows should be sufficient to meet its financing needs for the next twelve months, the extent of the Company’s future capital requirements will depend on many factors, including results of operations and the growth rate of the Company’s business.

The Company presently does not have any arrangements for additional financing other than its financing arrangement described under Note 11.  However, the Company continues to evaluate various financing strategies to support its current operations and fund its future growth.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates significant estimates and assumptions related to its accounts receivable allowance, accounts payable, deferred income tax asset valuation allowances, useful life of fixed assets, inventory reserves, estimates of sales return and accrual for potential liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At September 30, 2014 and June 30, 2014, the Company had no cash equivalents.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Deferred Income

The Company accrues deferred income when customer payments are received, but product has not yet shipped. As of September 30, 2014, the Company had recorded $86,400 for deferred income as a result of prepayments for product made by customers.

Inventories

Inventories consist primarily of vaping devices, electronic cigarettes, e-liquid and related supplies and accessories and are stated at the lower of cost (first-in, first-out) or market value.

Property and Equipment

Property and equipment consists of computer equipment, furniture, facility equipment, and leasehold improvements which are carried at the lower of cost or fair market value and are depreciated over the estimated useful lives of the related assets. Estimated useful lives are from 3 to 10 years.   Much of the property and equipment was contributed by shareholders of the Company. Expenditures for maintenance and repairs are charged against operations.  The modified accelerated cost recovery system (straight line) is used for federal income tax purposes and also for financial reporting as the difference between the two is not material.

Basic and Diluted Net Income per Share

The Company computes net income per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2014, there were no dilutive securities.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740-10, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined and income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes determined on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  As of September 30, 2014, no provision for income taxes has been accrued as the Company has federal and state net operating loss carry forwards of approximately $423,606 which will begin to expire in 2030 unless utilized in earlier years.

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15-Presentation of Financial Statements-Going Concern. The amendments in this Update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect, if any, on its financial statements of the amendment.

The Company has reviewed all other recent accounting pronouncements issued to date of the issuance of these condensed consolidated unaudited financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s condensed consolidated unaudited financial statements.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 140,000,000 shares of common stock and had 68,060,001 shares of common stock issued and outstanding as of September 30, 2014.

The Company is authorized to issue 10,000,000 shares of preferred stock and had no shares of preferred stock issued and outstanding as of September 30, 2014.

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

On February 14, 2014, the Company entered into the Exchange Agreement whereby the Company acquired all of the issued and outstanding shares of Vapor and Delite in exchange for 38,000,001 common shares of the Company. The transaction was completed in two stages – with the acquisition of Vapor closing on March 14, 2014 and the acquisition of Delite closing on March 26, 2014.  In connection with the acquisition of Vapor on March 14, 2014, the Company canceled 50,928,984 common shares and issued a convertible debenture of approximately $185,000 (see Note 10).

NOTE 5 – LOAN FROM RELATED PARTY

As of September 30, 2014, the Company had a balance of $88,269 outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company (an entity owned by Lori Winther, and her husband, Niels Winther, who is a director of the Company).  The outstanding balances are non-interest bearing and repayable upon demand.

NOTE 6 – INVENTORIES

As of September 30, 2014, the Company had a balance of $303,835 as inventories which consist of vaping devices, electronic cigarettes, e-liquid, related supplies, and accessories. There is no reserve for inventory as of September 30, 2014 and June 30, 2014.

NOTE 7 – LEASE AGREEMENT

The Company entered into a lease agreement with S. J. Real Estate Group, LLC to lease a retail space in Chatsworth, California, effective September 13, 2013. The lease term is for two years with a monthly lease payment of $2,214. The Company has a remaining commitment under this lease of $24,354 through August 30, 2015.

The Company also has a month-to-month rental agreement with Madera Development for a retail space in Simi Valley for $825.

The Company entered into a lease agreement with S.B.P.W., LLC to lease warehouse and office space in Simi Valley, California effective August 5, 2013 which agreement was subsequently amended on February 20, 2014. The lease term extends through April 30, 2015 with a monthly lease payment of $2,035 which increased to $4,070 effective July 1, 2014. The Company has a remaining commitment under this lease of $28,490 through April 30, 2015.  A security deposit of $7,149 has been paid to the landlord in relation to this lease.

NOTE 8– OTHER INCOME

The Company received a fee of $30,000 in exchange for the right of an unaffiliated third party to share in 10% of the net profits derived from operations of the Chatsworth Vapor Hub lounge. At September 30, 2014, no obligation is due under this profit sharing agreement.

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

Vapor purchases substantially all, of its inventory, which is sold at its retail locations from Delite.  As of March 26, 2014, Delite became a wholly-owned subsidiary of the Company.  As a result of the acquisition, all intercompany transactions subsequent to March 26, 2014 have been eliminated.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

On March 14, 2014, the Company closed the first of three tranches of a financing transaction pursuant to the terms of the Exchange Agreement.  At the closing, the Company issued a convertible promissory note in the principal amount of $185,000 to Gotama Capital S.A. in exchange for cash proceeds of $185,000.  The note bears interest at a rate of 8% per annum, with interest being payable on May 15th of each year that the note remains outstanding. The principal amount of the note is convertible at any time, in whole or in part, at the Company’s election or the election of the holder into shares of the Company’s common stock at a price equal to the greater of $0.15 or 90% of the average closing prices of the Company’s common stock for the ten trading days immediately preceding the applicable conversion date.  Unless earlier converted or repaid, the principal amount of the note is due and payable on March 14, 2017.  On April 10, 2014, the Company closed the second tranche of the financing contemplated pursuant to the terms of the Exchange Agreement.  At the closing, the Company issued a convertible promissory note in the principal amount of $200,000 to the same investor in exchange for cash proceeds of $200,000.  The note has the same terms as the note described above, except that unless earlier converted or repaid, the principal amount of the note is due and payable on April 10, 2017. On May 19, 2014, the Company closed the third tranche of the financing contemplated pursuant to the terms of the Exchange Agreement.  At the closing, the Company issued a convertible promissory note in the principal amount of $175,000 to the same investor in exchange for cash proceeds of $149,881 and $25,000 of expenses paid on behalf of the Company. The note has the same terms as the notes described above, except that unless earlier converted or repaid, the principal amount of the note is due and payable on May 19, 2017.  The Company may prepay the principal amount of the notes at any time, in whole or in part, without the prior written consent of the holder.

NOTE 11 – SUBSEQUENT EVENTS

On November 4, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which the Company concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “Company Note”).  The principal amount includes an original issue discount of $80,000 plus an additional $7,500 to cover Investor's due diligence and legal fees in connection with the transaction.  In consideration for the Company Note, Investor paid an aggregate purchase price of $1,600,000 (the “Purchase Price”), consisting of an initial cash purchase price of $200,000 and the issuance to the Company of ten promissory notes, the first two promissory notes in a principal amount of $100,000 and the remaining eight promissory notes in a principal amount of $150,000 (each an “Investor Note” and collectively, the “Investor Notes”). The Company Note and the Investor Notes each bear interest at the rate of 10% per annum and mature on April 4, 2019 and the Company’s obligations under the Company Note are secured by liens on the Investor Notes pursuant to the terms of a Security Agreement entered into by the Company in favor of the Investor.  Subject to certain conditions, the Company may prepay the Company Note by making a payment equal to 125% of the then outstanding balance (including interest and other fees and amounts due).  Each of the Investor Notes may be prepaid (and the Company may receive additional funds under the facility in excess of the initial $200,000 cash proceeds) only upon the mutual agreement of the parties.

Beginning on May 4, 2015, the Company is required to repay the outstanding balance on the Note in monthly installments of approximately $35,000 per month plus all unpaid interest and other costs, fees or charges under the Company Note. Payment may be made in cash or, subject to certain conditions, in shares of the Company’s common stock or any combination of cash and shares. If payments are made in shares, such installments or portions thereof are, subject to certain conditions, convertible into shares of the Company’s common stock at the lesser of (i) a conversion price of $0.10, subject to adjustment or (ii) a price that is equal to 70% of the average of the three lowest closing bid prices of the Company’s common stock in the twenty trading days immediately preceding such conversion, subject to a floor of $0.01.  In addition, on the date that is twenty trading days from the date the Company delivers installment shares to Investor, there is a true-up where the Company is required to deliver additional shares if the installment conversion price as of the true-up date is less than the installment conversion price used to deliver the initial shares.

Beginning on May 4, 2015, all or any amount of a conversion eligible tranche (as described below) under the Company Note is convertible, at the option of the Investor, into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to customary anti-dilution adjustments and other adjustments described in the Company Note (the “Conversion Price”).  The Company Note is convertible into shares of the Company’s common stock by Investor in eleven tranches consisting of an initial tranche of $217,500 plus interest and other amounts due which may be converted into shares of the Company’s common stock at the Conversion Price at any time on or after May 4, 2015 and ten additional tranches (each a “Subsequent Tranche”), two of which are in the amount of $105,000 plus interest and other amounts due and eight of which are in the amount of $157,500 plus interest and other amounts due.  Each Subsequent Tranche may not be converted into shares of the Company’s common stock unless the Investor has paid in full the Investor Note corresponding to such tranche, which payment requires the Company’s consent.  Subject to certain conditions based on the trading volume and trading price of the Company’s common stock, the Company may also elect to convert the entire outstanding balance under the Company Note into shares of the Company’s common stock at the Conversion Price.

If the Company fails to repay the Company Note when due, or if the Company is otherwise in default under the Company Note, at the option of Investor a default interest rate of 22% per annum will apply on all conversion eligible portions of the Company Note while the default continues.  In the event the Company is in default under the Company Note, the Investor also has the option to accelerate the note with the outstanding balance becoming immediately due and payable or increase the outstanding balance of the note by an amount of 5% or 15% depending on the particular default.  In addition, if the Company fails to issue stock to the Investor within three trading days of receipt of a notice of conversion, the Company must pay a penalty equal to the greater of (i) $500 per day; or (ii) 2% of the product of (A) the number of shares to which Investor was entitled that were not issued on a timely basis; and (B) the closing sale price of the common stock on the trading day immediately preceding the last day for us to timely issue the shares.

The Company Note provides that the Investor maintains a right of offset that, under certain circumstances, permits the Investor to deduct amounts owed by the Company under the Company Note from amounts otherwise owed by Investor under the Investor Notes.  In addition, the Company is permitted at any time to deduct and offset any amount owing by the Investor under the Investor Notes from any amount owed by the Company under the Company Note.

The Company Note provides that Investor may not convert the Company Note in an amount which would cause Investor to own more than 4.99%, or if the Company’s market capitalization (as defined in the Company Note) is less than $10,000,000, more than 9.99%, of the Company’s outstanding common stock.

The Company paid Pyrenees Investments $20,000 as a finder’s fee (equal to 10% of the gross proceeds) in connection with the first closing and will pay Pyrenees Investments 10% of the gross proceeds as a finder’s fee for all subsequent closings under the Purchase Agreement.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report, as well as in our Annual Report on Form 10-K for the year ended June 30, 2014 (“Annual Report”) and in our other filings with the SEC, which discuss our business in greater detail.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to historical or current fact. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “becoming,” “transitioning,” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures, and cash commitments. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those referenced in the subsection entitled “Risk Factors” in Part II, Item 1A of this Report and Part I, Item 1A of our Annual Report, and similar discussions in our other SEC filings. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our principal executive office is located at 67 W Easy Street Unit 115, Simi Valley, CA 93065.  The telephone number at our principal executive office is (805) 309-0533.

Going Concern

The Company’s unaudited condensed financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s cash balance of approximately $152,000 as of September 30, 2014 along with other factors raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

As discussed in Note 11, subsequent to September 30, 2014, the Company entered into a financing arrangement pursuant to which it received cash proceeds of approximately $200,000 from an investor and has the ability to receive additional funds under the facility with the investor’s consent.  While the Company believes that the proceeds from this facility along with its operating cash flows should be sufficient to meet its financing needs for the next twelve months, the extent of the Company’s future capital requirements will depend on many factors, including results of operations and the growth rate of the Company’s business.

The Company presently does not have any arrangements for additional financing other than its financing arrangement described under Note 11.  However, the Company continues to evaluate various financing strategies to support its current operations and fund its future growth.

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

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15-Presentation of Financial Statements-Going Concern. The amendments in this Update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are evaluating the effect, if any, on our financial statements of the amendment.

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and do not believe any of these pronouncements will have a material impact on our financial statements.

Results of Operations

The following is a summary of our results from operation for the three month period ending September 30, 2014 and for the period commencing July 12, 2013 (our inception) to September 30, 2013:

	Three Months Ended September 30, 2014	From Inception (July 12, 2013) to September 30, 2013
Revenues	$ 1,371,550	$ 77,554
Cost of revenues	743,323	50,674
Gross profit	628,226	26,880
General and administrative expenses	582,940	21,617
Income from operations	45,286	5,263
Other income	-	30,000
Net income before taxes	45,286	35,263
Income tax provision	800	-
Net Income	$ 44,486	$ 35,263

Revenues: Revenues are comprised of gross sales less returns and discounts.  During the three months ended September 30, 2014, we generated revenue of approximately $1,372,000.  During the period commencing at our inception through September 30, 2013, we generated revenue of approximately $77,500.  The increase in revenues during the three months ended September 30, 2014 compared to the period from our inception to September 30, 2013 is primarily attributable to our acquisition of Delite on March 26, 2014.  We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 90% of our revenue, to increase in the remainder of the fiscal year as we enter into additional distribution agreements and increase our marketing initiatives.  We expect retail sales to remain relatively flat in subsequent periods.

Cost of Revenues: Our cost of revenue primarily represents the cost of manufacturing our products and also the cost of purchasing products from third parties for resale.  Generally, our cost of revenue is lower on products that we directly source and is higher when we purchase products for resale from third parties.  During the three months ended September 30, 2014, our cost of revenue was approximately $743,300.  During the period commencing at our inception through September 30, 2013, our cost of revenue was approximately $26,880.  The increase in cost of revenues during the three months ended September 30, 2014 compared to the period from our inception to September 30, 2013 is primarily attributable to the period-over-period increase in our revenues which resulted from our acquisition of Delite.

Gross Profit:  Gross profit represents revenue less the cost of revenue.  We expect our gross profit to increase in subsequent periods as we continue to sell more of our proprietary products which have higher margins than products we purchase for resale. During the three months ended September 30, 2014, our gross profit was approximately $628,000.  During the period commencing at our inception through September 30, 2013, our gross profit was approximately $27,000.  The increase in gross profit during the three months ended September 30, 2014 compared to the period from our inception to September 30, 2013 is primarily attributable to the period-over-period increase in our revenues and our achievement of a greater degree of economies of scale with our increased sales volume.

General and Administrative Expense:   General and administrative expenses consist primarily of payroll and related costs, sales and marketing costs, infrastructure costs and costs associated with being a public reporting company.  During the three months ended September 30, 2014, we incurred general and administrative expenses of approximately $583,000.  During the period commencing at our inception through September 30, 2013, we incurred selling general and administrative expenses of approximately $21,600. The increase in general and administrative expense during the three months ended September 30, 2014 compared to the period from our inception to September 30, 2013 is attributable to increased sales and marketing costs, the hiring of additional employees and costs associated with being a public reporting company.

Other Income: During the period from our inception to September 30, 2013, we received a fee of $30,000 in exchange for the right of an unaffiliated third party to share in 10% of the net profits derived from operations of our Vapor Hub retail location in Chatsworth, CA.  At September 30, 2014, no obligation is due under the profit sharing agreement described above.

Net Income: Net income was approximately $44,500 for the three months ended September 30, 2014 and net income was approximately $35,000 for the period from our inception to September 30, 2013 for the reasons discussed above.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations and we do not anticipate this changing.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of approximately $152,500 and working capital of approximately $80,000.  We depend on cash from financing activities to fund our operating and investing activities, and we expect this trend to continue as we continue to grow our operations.  A summary of our net working capital as of September 30, 2014 and as of June 30, 2014, and our cash flows for the three months ended September 30, 2014 and the period from our inception to September 30, 2013 are summarized in the following tables:

Net Working Capital
	As of September 30, 2014	As of June 30, 2014
Current Assets	$ 717,330	$ 655,811
Current Liabilities	637,270	628,369
Net Working Capital	$ 80,060	$ 27,422

Cash Flows
	Three Months Ended September 30, 2014	From Inception (July 12, 2013) to September 30, 2013
Net cash (used in) provided by Operating Activities	$ (141,066)	$ 30,749
Net cash (used in) provided by Financing Activities	(13,970)	100
Increase (Decrease) in Cash during period	(155,036)	30,849
Cash, Beginning of Period	307,567	-
Cash, End of Period	152,531	30,849

Operating Activities

Net cash used in operating activities was approximately $141,000 for the three months ended September 30, 2014.  Net cash provided by operating activities was approximately $31,000 for the period from our inception to September 30, 2013.  Net cash used in operations for the period ended September 30, 2014 primarily results from increases in prepaid expenses and costs incurred to purchase inventory and a decrease in deferred income offset by an increase in accounts payable and accrued expenses incurred to finance our revenues.

Investing Activities

There were no changes in cash as a result of investing activities during the three months ended September 30, 2014 or for the period from inception to September 30, 2013.

Financing Activities

Net cash used by financing activities was approximately $14,000 for the three months ended September 30, 2014, which includes payments on affiliate loans of approximately $13,000.  Net cash used by financing activities for the period from our inception to September 30, 2014 was approximately $100.

As of September 30, 2014, we had a balance of $88,269 outstanding as related party loans from Kyle Winther, our CEO, Lori Winther, our CFO and Winther & Company (an entity owned by Lori Winther and her husband, Niels Winther, who is a director of the company). The outstanding balances are non-interest bearing and repayable upon demand.

Financing Subsequent to our Quarter Ended September 30, 2014

On November 4, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which we concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “Company Note”).  The principal amount includes an original issue discount of $80,000 plus an additional $7,500 to cover Investor's due diligence and legal fees in connection with the transaction.  In consideration for the Company Note, Investor paid an aggregate purchase price of $1,600,000 (the “Purchase Price”), consisting of an initial cash purchase price of $200,000 and the issuance to us of ten promissory notes, the first two promissory notes in a principal amount of $100,000 and the remaining eight promissory notes in a principal amount of $150,000 (each an “Investor Note” and collectively, the “Investor Notes”). The Company Note and the Investor Notes each bear interest at the rate of 10% per annum and mature on April 4, 2019 and our obligations under the Company Note are secured by liens on the Investor Notes pursuant to the terms of a Security Agreement entered into by us in favor of the Investor.  Subject to certain conditions, we may prepay the Company Note by making a payment equal to 125% of the then outstanding balance (including interest and other fees and amounts due).  Each of the Investor Notes may be prepaid only upon the mutual agreement of the parties.

Beginning on May 4, 2015, we are required to repay the outstanding balance on the Note in monthly installments of approximately $35,000 per month plus all unpaid interest and other costs, fees or charges under the Company Note. Payment may be made in cash or, subject to certain conditions, in shares of our common stock or any combination of cash and shares. If payments are made in shares, such installments or portions thereof are, subject to certain conditions, convertible into shares of our common stock at the lesser of (i) a conversion price of $0.10, subject to adjustment or (ii) a price that is equal to 70% of the average of the three lowest closing bid prices of our common stock in the twenty trading days immediately preceding such conversion, subject to a floor of $0.01.  In addition, on the date that is twenty trading days from the date we deliver installment shares to Investor, there is a true-up where we are required to deliver additional shares if the installment conversion price as of the true-up date is less than the installment conversion price used to deliver the initial shares.

Beginning on May 4, 2015, all or any amount of a conversion eligible tranche (as described below) under the Company Note is convertible, at the option of the Investor, into shares of our common stock at a conversion price of $0.10 per share, subject to customary anti-dilution adjustments and other adjustments described in the Company Note (the “Conversion Price”).  The Company Note is convertible into shares of our common stock by Investor in eleven tranches consisting of an initial tranche of $217,500 plus interest and other amounts due which may be converted into shares of our common stock at the Conversion Price at any time on or after May 4, 2015 and ten additional tranches (each a “Subsequent Tranche”), two of which are in the amount of $105,000 plus interest and other amounts due and eight of which are in the amount of $157,500 plus interest and other amounts due.  Each Subsequent Tranche may not be converted into shares of our common stock unless the Investor has paid in full the Investor Note corresponding to such tranche, which payment requires our consent.  Subject to certain conditions based on the trading volume and trading price of our common stock, we may also elect to convert the entire outstanding balance under the Company Note into shares of our common stock at the Conversion Price.

If we fail to repay the Company Note when due, or if we are otherwise in default under the Company Note, at the option of Investor a default interest rate of 22% per annum will apply on all conversion eligible portions of the Company Note while the default continues.  In the event we are in default under the Company Note, the Investor also has the option to accelerate the note with the outstanding balance becoming immediately due and payable or increase the outstanding balance of the note by an amount of 5% or 15% depending on the particular default.  In addition, if we fail to issue stock to the Investor within three trading days of receipt of a notice of conversion, we must pay a penalty equal to the greater of (i) $500 per day; or (ii) 2% of the product of (A) the number of shares to which Investor was entitled that were not issued on a timely basis; and (B) the closing sale price of the common stock on the trading day immediately preceding the last day for us to timely issue the shares.

The Company Note provides that the Investor maintains a right of offset that, under certain circumstances, permits the Investor to deduct amounts owed by us under the Company Note from amounts otherwise owed by Investor under the Investor Notes.  In addition, we are permitted at any time to deduct and offset any amount owing by the Investor under the Investor Notes from any amount owed by us under the Company Note.

The Company Note provides that Investor may not convert the Company Note in an amount which would cause Investor to own more than 4.99%, or if our market capitalization (as defined in the Company Note) is less than $10,000,000, more than 9.99%, of our outstanding common stock.

The Company paid Pyrenees Investments $20,000 as a finder’s fee (equal to 10% of the gross proceeds) in connection with the first closing and will pay Pyrenees Investments 10% of the gross proceeds as a finder’s fee for all subsequent closings under the Purchase Agreement.

The foregoing descriptions of the Purchase Agreement, the Company Note, the Investor Notes and the Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the documents, which are filed as exhibits to the Company’s Current Report on Form 8-K filed on November 10, 2014 with the Securities and Exchange Commission.

Future Capital Requirements

As discussed above, we recently entered into a financing arrangement with the Investor, pursuant to which we received cash proceeds of approximately $200,000 and have the ability to receive additional funds under the facility upon the mutual agreement of the parties.  While we believe that the proceeds from this facility along with our operating cash flows should be sufficient to meet our financing needs for the next twelve months, the extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.

In the event we need to raise additional capital to fund our operations through equity financings, debt financings, or from other sources, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain additional financing on a timely basis, we may not be able to grow our operations as planned, and may not be able to meet our other obligations as they become due.

We presently do not have any arrangements for additional financing other than our financing arrangement with the Investor.  However, we continue to evaluate various financing strategies to support our current operations and fund our future growth.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company's plan to remediate those material weaknesses is as follows:

To improve the effectiveness of the accounting group, the Company will use the firm of Winther and Company CPA to augment existing resources, to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions.  The Company plans to further mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.  Earlier in the year, the Company attempted to augment this material weakness by hiring a Controller, but the Controller recently left the Company. The Company has recently hired a part-time bookkeeper to maintain the Company’s books and records under the supervision of the CFO.

Changes in Internal Controls over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.  Risk Factors

Other than as described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2014.

The Convertible Note financing may result in significant dilution to existing stockholders and could cause the company to incur significant financial penalties

On November 4, 2014, we entered into a securities purchase agreement with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which we concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “Company Note”).  Beginning on May 4, 2015, we are required to repay the outstanding balance on the Company Note in monthly installments of approximately $35,000 per month plus all unpaid interest and other costs, fees or charges under the Company Note.  If we are unable to repay the borrowings from the Investor in cash when they become due and issue shares of common stock to pay an installment, our existing stockholders will likely be significantly diluted pursuant to the terms of the Company Notes.  In addition, our shares may significantly decline in value or become worthless.

In addition, if we fail to repay the Company Note when due, or if we are otherwise in default under the Company Note, at the option of Investor a default interest rate of 22% per annum will apply on all portions of the Company Note that are then eligible to be converted into our common stock while the default continues.  In the event we are in default under the Company Note, the Investor also has the option to accelerate the note with the outstanding balance becoming immediately due and payable or increase the outstanding balance of the note by an amount of 5% or 15% depending on the particular default.  In addition, if we fail to issue stock to the Investor within three trading days of receipt of a notice of conversion, we must pay a penalty equal to the greater of (i) $500 per day; or (ii) 2% of the product of (A) the number of shares to which Investor was entitled that were not issued on a timely basis; and (B) the closing sale price of the common stock on the trading day immediately preceding the last day for us to timely issue the shares.  In the event that any of the foregoing circumstances occur, our results of operations may be materially adversely effected, and our stock price may fall.

Item 6.

Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of the Registrant	S-1	333-173438	3.1	4/11/2011
3.2	Certificate of Amendment filed with an effective date of January 17, 2014 with the Nevada Secretary of State on January 9, 2014	8-K	333-173438	3.1	1/17/2014
3.3	Certificate of Designation filed with an effective date of January 17, 2014 with the Nevada Secretary of State on January 9, 2014	8-K	333-173438	3.2	1/17/2014
3.4	Articles of Merger filed with an effective date of March 14, 2014 with the Nevada Secretary of State on February 14, 2014	8-K	333-173438	3.1	3/6/2014
10.1	Employment Separation and General Release Agreement, dated as of October 8, 2014, by and between the Registrant and Andrew Birnbaum		333-173438			X
10.2	Securities Purchase Agreement, dated as of November 4, 2014, by and between the Registrant and Typenex Co-Investment, LLC	8-K	333-173438	10.1	11/10/2014
10.3	Secured Convertible Promissory Note, dated as of November 4, 2014, by the Registrant in favor of Typenex Co-Investment, LLC	8-K	333-173438	10.2	11/10/2014
10.4	Investor Note #1 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.3	11/10/2014
10.5	Investor Note #2 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.4	11/10/2014
10.6	Investor Note #3 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.5	11/10/2014
10.7	Investor Note #4 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.6	11/10/2014
10.8	Investor Note #5 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.7	11/10/2014
10.9	Investor Note #6 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.8	11/10/2014
10.1	Investor Note #7 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.9	11/10/2014
10.11	Investor Note #8 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.10	11/10/2014
10.12	Investor Note #9 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.11	11/10/2014
10.13	Investor Note #10 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.12	11/10/2014

10.14	Security Agreement, dated as of November 4, 2014, by the Registrant in favor of Typenex Co-Investment, LLC	8-K	333-173438	10.13	11/10/2014
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

_________________________________________

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

Date: November 14, 2014

Vapor Hub International Inc.

(Registrant)

By:

/s/ Kyle Winther

Kyle Winther

Chief Executive Officer

(Principal Executive Officer)

By:

/s/ Lori Winther

Lori Winther

Chief Financial Officer

(Principal Financial and Accounting Officer)