Form 10-Q/A
period 2014-09-30
VAPOR HUB INTERNATIONAL INC.
filed 2014-11-17
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

(I.R.S. Employer

incorporation or organization)

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

Explanatory Note

Vapor Hub International Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 14, 2014 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T, which was not accepted by the U.S. Securities and Exchange Commission on the Original Filing Date as a result of a corrupt data file.

Other than as described above, no other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and, except as noted above, does not modify or update in any way disclosures made in the Form 10-Q.

PART II:  OTHER INFORMATION

Item 6.

Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Articles of Incorporation of the Registrant	S-1	333-173438	3.1	04-11-11
3.2	Certificate of Amendment filed with an effective date of January 17, 2014 with the Nevada Secretary of State on January 9, 2014	8-K	333-173438	3.1	01-17-14
3.3	Certificate of Designation filed with an effective date of January 17, 2014 with the Nevada Secretary of State on January 9, 2014	8-K	333-173438	3.2	01-17-14
3.4	Articles of Merger filed with an effective date of March 14, 2014 with the Nevada Secretary of State on February 14, 2014	8-K	333-173438	3.1	03-06-14
10.1	Employment Separation and General Release Agreement, dated as of October 8, 2014, by and between the Registrant and Andrew Birnbaum	10-Q	333-173438	10.1	11-14-14
10.2	Securities Purchase Agreement, dated as of November 4, 2014, by and between the Registrant and Typenex Co-Investment, LLC	8-K	333-173438	10.1	11-10-14
10.3	Secured Convertible Promissory Note, dated as of November 4, 2014, by the Registrant in favor of Typenex Co-Investment, LLC	8-K	333-173438	10.2	11-10-14
10.4	Investor Note #1 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.3	11-10-14
10.5	Investor Note #2 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.4	11-10-14
10.6	Investor Note #3 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.5	11-10-14
10.7	Investor Note #4 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.6	11-10-14
10.8	Investor Note #5 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.7	11-10-14
10.9	Investor Note #6 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.8	11-10-14
10.10	Investor Note #7 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.9	11-10-14
10.11	Investor Note #8 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.10	11-10-14
10.12	Investor Note #9 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.11	11-10-14
10.13	Investor Note #10 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.12	11-10-14
10.14	Security Agreement, dated as of November 4, 2014, by the Registrant in favor of Typenex Co-Investment, LLC	8-K	333-173438	10.13	11-10-14
31.1 $	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 $	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 $

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

$

Previously furnished with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on November 14, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2014

Vapor Hub International Inc.

(Registrant)

By:

/s/ Kyle Winther

Kyle Winther

Chief Executive Officer

(Principal Executive Officer)

By:

/s/ Lori Winther

Lori Winther

Chief Financial Officer

(Principal Financial and Accounting Officer)