Form 10-Q
period 2014-12-31
VAPOR HUB INTERNATIONAL INC.
filed 2015-02-17
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

or

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

Large accelerated filer [ ]	Accelerated filed [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

As of February 14, 2015, the issuer had 68,060,001 shares of common stock issued and outstanding.

VAPOR HUB INTERNATIONAL INC.

TABLE OF CONTENTS

Part I. Financial Information		Page No.

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets of Vapor Hub International Inc. as of December 31, 2014 (Unaudited) and June 30, 2014	3
	Unaudited Condensed Consolidated Statements of Operations of Vapor Hub International Inc. for the three and six months ended December 31, 2014 and for the three months ended December 31, 2013 and the period from inception (July 12, 2013) to December 31, 2013	4
	Unaudited Condensed Consolidated Statements of Cash Flows of Vapor Hub International Inc. for the six months ended December 31, 2014 and the period from inception (July 12, 2013) to December 31, 2013	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

Part II. Other Information

Item 1A.	Risk Factors	25

Item 6.	Exhibits	26

SIGNATURES		29

PART I:  FINANCIAL INFORMATION

Item 1.

Financial Statements

VAPOR HUB INTERNATIONAL INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2014	2014
	(unaudited)
Assets

Current assets
Cash	$ 55,662	$ 307,567
Inventory (Note 6)	363,770	196,163
Prepaid expenses and other current assets	198,879	152,081
Other current assets (Note 7)	7,529	12,162
Total current assets	625,840	667,973
Fixed assets, net	97,567	104,731
Total assets	$ 723,407	$ 772,704

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$ 422,026	$ 213,154
Deferred income	-	307,135
Income taxes payable	5,662	6,702
Officers’ Loans Payable (Note 5)	98,992	101,378
Total current liabilities	526,680	628,369
Long term liabilities
Equipment leases payable	7,026	9,212
Convertible notes payable	760,000	560,000
Long term liabilities	767,026	569,212
Total liabilities	1,293,706	1,197,581
Stockholders' deficit
Common stock, $0.001 par value, 1,010,000,000 (June 30, 2014- 140,000,000) shares authorized as of December 31, 2014; 68,060,001 issued and outstanding as of December 31, 2014 and June 30, 2014 (Note 4)	68,060	68,060
Additional Paid-in-Capital (1)	(69,331)	(69,331)
Accumulated deficit	(569,028)	(423,606)
Total stockholders' deficit	(570,299)	(424,877)
Total liabilities and stockholders' deficit	$ 723,407	$ 772,704

(1)

 The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the exchange transaction in determining the basic and diluted weighted average shares.

The accompanying notes are integral part of these condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Consolidated Statements of Operations

				From Inception
	Three months ended		Six months ended	(July 12, 2013) to
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Revenue	$ 1,127,473	$ 133,406	$ 2,499,023	$ 210,961
Cost of revenue	670,164	64,384	1,413,486	115,058
Gross profit	457,309	69,022	1,085,537	95,903
General and administrative expenses	647,218	89,793	1,230,159	111,411
Loss from operations	(189,909)	(20,771)	(144,622)	(15,508)
Other income (Note 8)	-	30,000	-	30,000
Income (loss) before taxes	(189,909)	9,229	(144,622)	14,492
Income tax provision	-	3,623	800	3,623
Net income (loss)	$ (189,909)	$ 5,606	$ (145,422)	$ 10,869

Net income (loss) per share:
Basic	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

Diluted	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

Weighted average shares outstanding:
Basic (1)	68,060,001	68,060,001	68,060,001	68,060,001

Diluted (1)	68,321,670	68,321,670	68,321,670	68,321,670

(1)

 The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the exchange transaction in determining the basic and diluted weighted average shares.

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended December 31, 2014	From Inception (July 12, 2013) to December 31, 2013
Operating Activities
Net income	$ (145,422)	$ 10,869
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,760	1,292
Non-cash cost of revenue	-	48,786
Changes in operating assets and liabilities:
Inventory	(167,607)	(59,938)
Prepaid expenses	(46,798)	(5,253)
Deferred income	(307,135)	-
Accounts payable and accrued expenses	207,832	50,246
Net cash provided by (used in) operating activities	(450,370)	46,002

Investing Activities
Purchase of property and equipment	(1,596)	(11,850)
Collection of security deposit	4,633	-
Net cash provided by (used in) investing activities	3,037	(11,850)
Financing Activities
Payments on leased property loans	(2,186)	-
Payments on affiliate loans	(2,386)	-
Proceeds from convertible note payable	200,000	-
Net cash provided by (used in) financing activities	195,428	-
Net change in cash	(251,905)	34,152
Cash at beginning of period	307,567	-
Cash at end of period	$ 55,662	$ 34,152

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Non-cash transactions:
Common stock issued in partial repayment of officers loan payable	$ -	$ 3,000
Fixed assets contributed by related party	$ -	$ 5,367
Inventories contributed by related party	$ -	$ 48,786

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

Distribution to Retail Stores

The Company markets and sells its vaping devices and related products to end customers through its websites www.vapor-hub.com and www.smokelessdelite.com, to retail stores through direct sales primarily in the United States but also internationally, and through third party wholesalers who then resell the Company’s products to retailers in their territory.  Retailers of the Company’s products include vaping shops throughout the United States as well as several gas stations.  The Company’s wholesale distribution business is conducted by Delite, which was incorporated in the State of California on August 14, 2008.  Products distributed by Delite include vaping devices and related accessories purchased from third parties for resale as well as the Company’s vaping devices and related accessories, which the Company designs and sources, including the Company’s popular “AR Mechanical Mods”, newly released “Limitless Mechanical Mods”, as well as “Binary Premium e-Liquid”.

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

Going Concern

The Company’s unaudited condensed financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s cash balance as of December 31, 2014 along with other factors raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

As discussed in Note 10, on November 4, 2014, the Company entered into a financing arrangement pursuant to which it received cash proceeds of approximately $200,000 from an investor and has the ability to receive additional funds under the facility with the investor’s consent.

However, the Company continues to face liquidity and capital resources constraints.  The Company does not believe that the proceeds from its facility with Typenex along with its operating cash flows will be sufficient to meet its financing needs for the next twelve months, and the extent of the Company’s future capital requirements will depend on many factors, including results of operations and the growth rate of its business.   The Company’s near term objective is to raise debt or equity capital to fund its immediate cash needs and to finance its longer term growth. The Company is also pursuing various means to reduce operating costs to improve cash flow.

The Company presently does not have any arrangements for additional financing other than its financing arrangement described under Note 10.  However, the Company continues to evaluate various financing strategies to support its current operations and fund its future growth.

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

Cash

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At December 31, 2014, the Company had no cash equivalents.

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

Deferred Income

The Company accrues deferred income when customer payments are received, but product has not yet shipped. As of June 30, 2014, the Company had recorded $307,135 for deferred income as a result of prepayments for product made by customers. Those prepayments have been reclassified as current revenue, as those prepaid products have subsequently shipped and there are no prepayments as of December 31, 2014.

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

Basic and Diluted Net Income per Share

The Company computes net income per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2014, there were no dilutive securities.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740-10, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined and income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes determined on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  As of December 31, 2014, no provision for income taxes has been accrued as the Company has federal and state net operating loss carry forwards of approximately $423,606 which will begin to expire in 2030 unless utilized in earlier years.

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

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 1,010,000,000 shares of common stock and had 68,060,001 shares of common stock issued and outstanding as of December 31, 2014.  On February 2, 2015, the Board of Directors of the Company approved an Amended and Restated Articles of Incorporation of the Company (the “Amended and Restated Articles”) and the Amended and Restated Articles were filed by the Company with the Secretary of State of the State of Nevada on February 5, 2015.  The Amended and Restated Articles increase the authorized number of shares of common stock, par value $0.001, of the Company from 140,000,000 shares to 1,010,000,000.

The Company is also authorized to issue 10,000,000 shares of preferred stock and had no shares of preferred stock issued and outstanding as of December 31, 2014.  On February 2, 2015, the Company filed a Certificate of Withdrawal of Certificate of Designation (“Certificate of Withdrawal”) with the Secretary of State of the state of Nevada.  The certificate withdrawals the Certificate of Designation filed by the Company on January 9, 2014, which designated all of the Company’s preferred stock as “Series A Preferred Stock.”  Following the filing of the Certificate of Withdrawal, the Company has 10,000,000 shares of undesignated preferred stock, par value $0.001, available for future designation by the Company’s Board of Directors.

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

NOTE 5 – OFFICERS’ LOANS PAYABLE

As of December 31, 2014, the Company had a balance of $98,992 outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company).  The outstanding balances are unsecured, non-interest bearing and repayable upon demand.

NOTE 6 – INVENTORIES

As of December 31, 2014, the Company had a balance of $363,770 in inventories which consist of vaping devices, electronic cigarettes, e-liquid, related supplies, and accessories. There is no reserve for inventory obsolescence as of December 31, 2014.

NOTE 7 – LEASE AGREEMENT

The Company entered into a lease agreement with S. J. Real Estate Group, LLC to lease a retail space in Chatsworth, California, effective September 13, 2013. The lease term is for two years with a monthly lease payment of $2,214. The Company has a remaining commitment under this lease of $17,712 through August 30, 2015.

The Company also has a month-to-month rental agreement with Madera Development for a retail space in Simi Valley for $825.

The Company entered into a lease agreement with S.B.P.W., LLC to lease warehouse and office space in Simi Valley, California effective August 5, 2013 which agreement was subsequently amended on February 20, 2014. The lease term extends through April 30, 2015 with a monthly lease payment of $2,035 which increased to $4,070 effective July 1, 2014. The Company has a remaining commitment under this lease of $16,280 through April 30, 2015.  A security deposit of $7,149 has been paid to the landlord and $380 in utility deposits have also been paid in relation to this lease.

NOTE 8– OTHER INCOME

The Company received a fee of $30,000 in exchange for the right of an unaffiliated third party to share in 10% of the net profits derived from operations of the Chatsworth Vapor Hub lounge. At December 31, 2014, no obligation is due under this profit sharing agreement.

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

On November 4, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which the Company concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “Company Note”).  The principal amount includes an original issue discount of $80,000 plus an additional $7,500 to cover Investor's due diligence and legal fees in connection with the transaction.  In consideration for the Company Note, Investor paid an aggregate purchase price of $1,600,000 (the “Purchase Price”), consisting of an initial cash purchase price of $200,000 and the issuance to the Company of ten promissory notes, the first two promissory notes in a principal amount of $100,000 each and the remaining eight promissory notes in a principal amount of $150,000 (each an “Investor Note” and collectively, the “Investor Notes”). The Company Note and the Investor Notes each bear interest at the rate of 10% per annum and mature on April 4, 2019 and the Company’s obligations under the Company Note are secured by liens on the Investor Notes pursuant to the terms of a Security Agreement entered into by the Company in favor of the Investor.  Subject to certain conditions, the Company may prepay the Company Note by making a payment equal to 125% of the then outstanding balance (including interest and other fees and amounts due).  Each of the Investor Notes may be prepaid (and the Company may receive additional funds under the facility in excess of the initial $200,000 cash proceeds) only upon the mutual agreement of the parties.

Beginning on May 4, 2015, the Company is required to repay the outstanding balance on the Company Note in monthly installments of approximately $35,000 per month plus all unpaid interest and other costs, fees or charges under the Company Note. Payment may be made in cash or, subject to certain conditions, in shares of the Company’s common stock or any combination of cash and shares. If payments are made in shares, such installments or portions thereof are, subject to certain conditions, convertible into shares of the Company’s common stock at the lesser of (i) a conversion price of $0.10, subject to adjustment or (ii) a price that is equal to 70% of the average of the three lowest closing bid prices of the Company’s common stock in the twenty trading days immediately preceding such conversion, subject to a floor of $0.01.  In addition, on the date that is twenty trading days from the date the Company delivers installment shares to Investor, there is a true-up where the Company is required to deliver additional shares if the installment conversion price as of the true-up date is less than the installment conversion price used to deliver the initial shares.

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

NOTE 11 – SUBSEQUENT EVENTS

Loan from B of I Federal Bank

On January 2, 2015, the Company entered into a Business Loan and Security Agreement with B of I Federal Bank (the “Bank”).  Pursuant to the agreement, the Company borrowed $200,000 USD from the Bank and received net proceeds of $195,000 USD after deducting an origination fee of $5,000 USD.  The loan is payable in 147 payments of $1,727.89 due each business day beginning on and after January 5, 2015, with the total repayment amount (subject to certain exceptions) being equal to $253,999.83 USD (the “Total Repayment Amount”).

The loan may be prepaid in whole by the Company at any time by paying the Bank an amount equal to the Total Repayment Amount (subject to certain fees) less (i) the amount of any loan payments made prior to such repayment and (ii) the product of 0.25 and the aggregate amount of unpaid interest remaining on the loan as of the repayment date.

The loan is secured by all personal property of the Company and is also personally guaranteed by Lori Winther, the Chief Financial Officer and a director of the Company, Kyle Winther, the Chief Executive Officer and a director of the Company and Gary Perlingos, the President and a director of the Company.  If an event of default occurs under the agreement, all obligations owing by Company to Bank under the agreement will, at the Bank’s election, become immediately due and payable and the Bank may exercise its rights as a secured creditor.

Receipt of Funds from Typenex Co-Investment, LLC

On January 16, 2015, the Investor paid to the Company the sum of $102,027.78 as a prepayment of all of its obligations owed to the Company under the first Investor Note in the original principal amount of $100,000.00 dated November 4, 2014, issued by the Investor in favor of the Company.  The Company paid Pyrenees Investments $10,020 as a finder’s fee (equal to 10% of the gross proceeds) in connection with the second closing.

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

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to historical or current fact. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “becoming,” “transitioning,” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures and cash commitments. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those referenced in the subsection entitled “Risk Factors” in Part II, Item 1A of this Report and Part I, Item 1A of our Annual Report, and similar discussions in our other SEC filings. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Going Concern

Our unaudited condensed financial statements have been presented on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our cash balance as of December 31, 2014 along with other factors raises doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As discussed in Note 11, subsequent to December 31, 2014, we entered into a financing arrangement pursuant to which we received cash proceeds of approximately $195,000 from B of I Federal Bank and also received approximately $102,000 in cash proceeds from Typenex Co-Investment, LLC pursuant to our facility with Typenex.  Pursuant to our facility with Typenex, we have the ability to receive additional funds under the facility, provided that Typenex consents to providing additional funds.

Notwithstanding the foregoing financing events, we continue to face liquidity and capital resources constraints.  We do not believe that the proceeds from our facility with Typenex along with our operating cash flows will be sufficient to meet our financing needs for the next twelve months, and the extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.   Our near term objective is to raise debt or equity capital to fund our immediate cash needs and to finance our longer term growth.   We are also pursuing various means to reduce operating costs to improve cash flow.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2014 to the Three Months Ended December 31, 2013

The following is a summary of our results from operation for the three month periods ending December 31, 2014 and December 31, 2013:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Revenues	$ 1,127,473	$ 133,406
Cost of revenues	670,164	64,384
Gross profit	457,309	69,022
General and administrative expenses	647,218	89,793
Income (loss) from operations	(189,909)	(20, 771)
Other income	-	30,000
Net income (loss) before taxes	(189,909)	9,229
Income tax provision	-	3,623
Net Income (net loss)	$ (189,909)	$ 5,606

Revenues: Revenues are comprised of gross sales less returns and discounts.  During the three months ended December 31, 2014 and 2013, we generated revenue of approximately $1,127,470 and 133,400, respectively.  The increase in revenues during the three months ended December 31, 2014 compared to the prior year period is primarily attributable to our acquisition of Delite on March 26, 2014.  We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 90% of our revenue, to increase in the remainder of the fiscal year as we increase our marketing initiatives.  We also expect our sales growth to be driven by sales of our new Limitless Mods and our Binary Premium e-Liquid line, which have been well received in the marketplace.  We anticipate that retail sales will remain relatively flat in subsequent periods.

Cost of Revenues: Our cost of revenue primarily represents the cost of manufacturing our products and also the cost of purchasing products from third parties for resale.  Generally, our cost of revenue is lower on products that we directly source and is higher when we purchase products for resale from third parties.  During the three months ended December 31, 2014 and 2013, our cost of revenue was approximately $670,160 and $64,380, respectively.  The increase in cost of revenues during the three months ended December 31, 2014 compared to the prior year period is primarily attributable to the period-over-period increase in our revenues which resulted from our acquisition of Delite.

Gross Profit:  Gross profit represents revenue less the cost of revenue.  During the three months ended December 31, 2014, our gross profit was approximately $457,300 and during the comparable prior year period ending December 31, 2013 was approximately $69,000.  The increase in gross profit during the three months ended December 31, 2014 compared to the prior year period is primarily attributable to the period-over-period increase in our revenues.  We expect our gross profit and profit margins to increase in subsequent periods as we continue to sell more of our proprietary products, including, without limitation our Limitless Mods and Binary Premium e-Liquids, which have higher margins than products we purchase for resale.

General and Administrative Expense:   General and administrative expenses consist primarily of payroll and related costs, sales and marketing costs, infrastructure costs and costs associated with being a public reporting company.  During the three months ended December 31, 2014, we incurred general and administrative expenses of $647,218 and in the comparable prior year period ending December 31, 2013 we incurred general and administrative expenses of $89,793.  The increase in general and administrative expense during the three months ended December 31, 2014 compared to the prior year period is attributable to increased sales and marketing costs, the hiring of additional employees and costs associated with being a public reporting company.  We are currently evaluating our general and administrative expenses in an effort to reduce costs, and have already reduced operational expenditures in the fourth quarter in an effort to improve our future profitability and cash flow.

Other Income: During the three months ended December 31, 2013, we received a fee of $30,000 in exchange for the right of an unaffiliated third party to share in 10% of the net profits derived from operations of our Vapor Hub retail location in Chatsworth, CA.  At December 31, 2014, no obligation is due under the profit sharing agreement described above.

Net Income (Loss): Net loss was approximately $189,909 for the three months ended December 31, 2014 and net income was approximately $5,600 for the three months ended December 31, 2013 for the reasons discussed above.

Comparison of the Six Months Ended December 31, 2014 to the Period Commencing July 12, 2013 (our inception) to December 31, 2013

The following is a summary of our results from operation for the six month period ending December 31, 2014 and for the period commencing July 12, 2013 (our inception) to December 31, 2013:

	Six Months Ended December 31, 2014	From Inception (July 12, 2013) to December 31, 2013
Revenues	$ 2,499,023	$ 210,961
Cost of revenues	1,413,486	115,058
Gross profit	1,085,537	95,903
General and administrative expenses	1,230,159	111,411
Income (loss) from operations	(144,622)	(15,508)
Other income	-	30,000
Net income (loss) before taxes	(144,622)	14,492
Income tax provision	800	3,623
Net Income (loss)	$ (145,422)	$ 10,869

Revenues: During the six months ended December 31, 2014, we generated revenue of approximately $2,499,023.  During the period commencing at our inception through December 31, 2013, we generated revenue of approximately $210,961.  The increase in revenues during the six months ended December 31, 2014 compared to the period from our inception to December 31, 2013 is primarily attributable to our acquisition of Delite on March 26, 2014.  We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 90% of our revenue, to increase in the remainder of the fiscal year as we increase our marketing initiatives.  We also expect our sales growth to be driven by sales of our Limitless Mods and our Binary Premium e-Liquid line.  We anticipate that retail sales will remain relatively flat in subsequent periods.

Cost of Revenues: During the six months ended December 31, 2014, our cost of revenue was approximately $1,413,500.  During the period commencing at our inception through December 31, 2013, our cost of revenue was approximately $115,000.  The increase in cost of revenues during the six months ended December 31, 2014 compared to the period from our inception to December 31, 2013 is primarily attributable to the period-over-period increase in our revenues which resulted from our acquisition of Delite.

Gross Profit:  During the six months ended December 31, 2014, our gross profit was approximately $1,085,500.  During the period commencing at our inception through December 31, 2013, our gross profit was approximately $95,900.  The increase in gross profit during the six months ended December 31, 2014 compared to the period from our inception to December 31, 2013 is primarily attributable to the period-over-period increase in our revenues.  We expect our gross profit and profit margins to increase in subsequent periods as we continue to sell more of our proprietary products, including, without limitation our Limitless Mods and Binary Premium e-Liquids, which have higher margins than products we purchase for resale.

General and Administrative Expense:   During the six months ended December 31, 2014, we incurred general and administrative expenses of approximately $1,230,000.  During the period commencing at our inception through December 31, 2013, we incurred selling general and administrative expenses of approximately $111,000. The increase in general and administrative expense during the six months ended December 31, 2014 compared to the period from our inception to December 31, 2013 is attributable to increased sales and marketing costs, the hiring of additional employees and costs associated with being a public reporting company.  We are currently evaluating our general and administrative expenses in an effort to reduce costs, and have already reduced operational expenditures in the fourth quarter in an effort to improve our future profitability and cash flow.

Other Income: During the period from our inception to December 31, 2013, we received a fee of $30,000 in exchange for the right of an unaffiliated third party to share in 10% of the net profits derived from operations of our Vapor Hub retail location in Chatsworth, CA.  At December 31, 2014, no obligation is due under the profit sharing agreement described above.

Net Income: Net loss was approximately $145,000 for the six months ended December 31, 2014 and net income was approximately $11,000 for the period from our inception to December 31, 2013 for the reasons discussed above.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations and we do not anticipate this changing.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of approximately $55,660 and working capital of approximately $99,000.  We depend on cash from financing activities to fund our operating activities, and we expect this trend to continue as we continue to grow our operations.  A summary of our net working capital as of December 31, 2014 and as of June 30, 2014, and our cash flows for the six months ended December 31, 2014 and the period from our inception to December 31, 2013 are summarized in the following tables:

Net Working Capital
	As of December 31, 2014	As of June 30, 2014
Current Assets	$625,840	667,973
Current Liabilities	526,680	628,369
Net Working Capital	$99,160	39,604

Cash Flows
	Six Months Ended December 31, 2014	From Inception (July 12, 2013) to December 31, 2013
Net cash (used in) provided by Operating Activities	$(450,370)	$ 46,002
Net cash (used in) provided by Investing Activities	3,037	(11,850)
Net cash (used in) provided by Financing Activities	195,428	-
Increase (Decrease) in Cash during period	(251,905)	34,152
Cash, Beginning of Period	307,567	-
Cash, End of Period	55,662	34,152

Operating Activities

Net cash used in operating activities was approximately $450,370 for the six months ended December 31, 2014.  Net cash provided by operating activities was approximately $46,000 for the period from our inception to December 31, 2013.  Net cash used in operations for the six month period ended December 31, 2014 primarily results from increases in prepaid expenses and costs incurred to purchase inventory and a decrease in deferred income offset by an increase in accounts payable and accrued expenses incurred to finance our revenues.

Investing Activities

Net cash provided by investing activities was approximately $3,000 for the six months ended December 31, 2014.  Net cash used in investing activities was approximately $11,850 for the period from our inception to December 31, 2013 as a result of the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $195,000 for the six months ended December 31, 2014.  There were no financing activities during the period from July 12, 2013 to December 31, 2013.

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

We paid Pyrenees Investments $20,000 as a finder’s fee (equal to 10% of the gross proceeds) in connection with the first closing and will pay Pyrenees Investments 10% of the gross proceeds as a finder’s fee for all subsequent closings under the Purchase Agreement.

The foregoing descriptions of the Purchase Agreement, the Company Note, the Investor Notes and the Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the documents, which are filed as exhibits to our Current Report on Form 8-K filed on November 10, 2014 with the Securities and Exchange Commission.

Financing Subsequent to our Quarter Ended December 31 2014

On January 2, 2015, we entered into a Business Loan and Security Agreement with B of I Federal Bank (the “Bank”).  Pursuant to the agreement, we borrowed $200,000 USD from the Bank and received net proceeds of $195,000 USD after deducting an origination fee of $5,000 USD.  The loan is payable in 147 payments of $1,727.89 due each business day beginning on and after January 5, 2015, with the total repayment amount (subject to certain exceptions) being equal to $253,999.83 USD (the “Total Repayment Amount”).

The loan may be prepaid in whole by us at any time by paying the Bank an amount equal to the Total Repayment Amount (subject to certain fees) less (i) the amount of any loan payments made prior to such repayment and (ii) the product of 0.25 and the aggregate amount of unpaid interest remaining on the loan as of the repayment date.

The loan is secured by all our personal property and is also personally guaranteed by Lori Winther, our Chief Financial Officer and a director of the company, Kyle Winther, our Chief Executive Officer and a director of the company and Gary Perlingos, our President and a director of the Company.  If an event of default occurs under the agreement, all obligations owing by us to the Bank under the agreement will, at the Bank’s election, become immediately due and payable and the Bank may exercise its rights as a secured creditor.

On January 16, 2015, Typenex paid to us the sum of $102,027.78 as a prepayment of all of its obligations owed to us under the first Investor Note in the original principal amount of $100,000.00 dated November 4, 2014, issued by Typenex in favor of the company.  We paid Pyrenees Investments $10,020 as a finder’s fee (equal to 10% of the gross proceeds) in connection with the second closing.

Future Capital Requirements

At the time of filing this report, we continue to face liquidity and capital resources constraints.  We do not believe that the proceeds from our facility with Typenex along with our operating cash flows will be sufficient to meet our financing needs for the next twelve months, and the extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.   Our near term objective is to raise debt or equity capital to fund our immediate cash needs and to finance our longer term growth.   We are also pursuing various means to reduce operating costs to improve cash flow.

We cannot provide assurance that we will be able to achieve cost reductions in our operations or raise additional debt or equity capital, and if we are unsuccessful, we may not be able to grow our operations as planned, may not be able to meet our other obligations as they become due and may even need to cease our operations.  In the event we raise additional capital to fund our operations through equity financings, debt financings, or from other sources, there can be no assurance that additional financing will be available to us on commercially reasonable terms. Other than our facility with Typenex, we presently do not have any finalized arrangements for additional financing and we continue to evaluate various financing strategies to support our current operations and fund our future growth.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management identified material weaknesses in its internal control over financial reporting related to the following matters:

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

The company is taking steps to mitigate the material weaknesses identified above.  To improve the effectiveness of the accounting group, the Company uses the firm of Winther and Company CPAS to augment existing resources, to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions.  The Company also recently hired a full-time bookkeeper to maintain the Company’s books and records under the supervision of the CFO.  The Company plans to further mitigate its accounting deficiencies by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.

Changes in Internal Controls over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.  Risk Factors

Other than as described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2014.

There is doubt about our ability to continue as a going concern due to insufficient cash resources to meet our business objectives.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations to meet our obligations, which we have not been able to accomplish to date, and/or obtain additional financing from equity financings, debt financings, or from other sources.  The extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.  At December 31, 2014, we had working capital of approximately $91,000 and we currently face liquidity and capital resources constraints.

Our near term objective is to raise debt or equity capital to fund our immediate cash needs and to finance our longer term growth and to pursue various means to reduce operating costs and increase cash.  We cannot provide assurance that we will be able to achieve cost reductions in our operations or raise additional debt or equity capital, and if we are unsuccessful, we may not be able to grow our operations as planned, may not be able to meet our other obligations as they become due and may even need to cease our operations.  Other than our facility with Typenex, we presently do not have any finalized arrangements for additional financing and we continue to evaluate various financing strategies to support our current operations and fund our future growth.

The Convertible Note financing may result in significant dilution to existing stockholders and could cause the company to incur significant financial penalties

On November 4, 2014, we entered into a securities purchase agreement with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which we concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “Company Note”).  Beginning on May 4, 2015, we are required to repay the outstanding balance on the Company Note in monthly installments of approximately $35,000 per month plus all unpaid interest and other costs, fees or charges under the Company Note.  Although we intend to repay the note in cash, if we are unable to repay the borrowings from the Investor in cash when they become due and issue shares of common stock to pay an installment, our existing stockholders will likely be significantly diluted pursuant to the terms of the Company Notes and our shares may significantly decline in value or become worthless.  On February 5, 2015, we filed Amended and Restated Articles with the Secretary of State of the State of Nevada which increase the authorized number of shares of common stock, par value $0.001, of the Company from 140,000,000 shares to 1,010,000,000 to comply with covenants contained in the Company’s debt facility with the Investor and to ensure that we have sufficient shares available for issuance in the event the Company Note is fully or partially converted into common stock.

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

Our lenders have rights that are senior to those of our common stockholders.

Payments of the principal and interest under our agreement with B of I Federal Bank are secured by first priority liens on, and security interests in, substantially all of our present and after-acquired assets. In the event of our bankruptcy, dissolution or liquidation, the claims of our lenders (including B of I and Typenex) must be satisfied before any distributions can be made on our common stock. As a result, our common stockholders would receive distributions only after priority distributions to our lenders are satisfied and may receive nothing in the event of our bankruptcy, dissolution or liquidation.

Item 6.

Exhibits

Exhibits on the following page.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Certificate of withdrawal of Certificate of Designation	8-K	333-173438	3.1	02-06-15
3.2	Amended and Articles of Incorporation of the Registrant	8-K	333-173438	3.2	02-06-15
3.3	Amended and Restated Bylaws of the Registrant	8-K	333-173438	3.3	02-06-15
10.1	Securities Purchase Agreement, dated as of November 4, 2014, by and between the Registrant and Typenex Co-Investment, LLC	8-K	333-173438	10.1	11-10-14
10.2	Secured Convertible Promissory Note, dated as of November 4, 2014, by the Registrant in favor of Typenex Co-Investment, LLC	8-K	333-173438	10.2	11-10-14
10.3	Investor Note #1 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.3	11-10-14
10.4	Investor Note #2 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.4	11-10-14
10.5	Investor Note #3 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.5	11-10-14
10.6	Investor Note #4 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.6	11-10-14
10.7	Investor Note #5 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.7	11-10-14
10.8	Investor Note #6 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.8	11-10-14
10.9	Investor Note #7 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.9	11-10-14
10.10	Investor Note #8 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.10	11-10-14
10.11	Investor Note #9 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.11	11-10-14
10.12	Investor Note #10 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.12	11-10-14
10.13	Security Agreement, dated as of November 4, 2014, by the Registrant in favor of Typenex Co-Investment, LLC	8-K	333-173438	10.13	11-10-14
10.14	Business Loan and Security Agreement between B of I Federal Bank and the Registrant.					X
10.15	Vapor Hub International Inc. 2015 Omnibus Incentive Plan.	8-K	333-173438	10.1	02-06-15
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

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

Date: February 17, 2015

Vapor Hub International Inc.

(Registrant)

By:

/s/ Kyle Winther

Kyle Winther

Chief Executive Officer

(Principal Executive Officer)

By:

/s/ Lori Winther

Lori Winther

Chief Financial Officer

(Principal Financial and Accounting Officer)