Form 10-Q
period 2015-03-31
VAPOR HUB INTERNATIONAL INC.
filed 2015-05-20
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

[  ]

Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number   000-55363

VAPOR HUB INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3191889
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 15, 2015, the issuer had 68,360,001 shares of common stock issued and outstanding.

VAPOR HUB INTERNATIONAL INC.
TABLE OF CONTENTS

Part I. Financial Information		Page No.

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets of Vapor Hub International Inc. as of March 31, 2015 (Unaudited) and June 30, 2014	3
	Unaudited Condensed Consolidated Statements of Operations of Vapor Hub International Inc. for the three and nine months ended March 31, 2015 and for the three months ended March 31, 2014 and the period from inception (July 12, 2013) to March 31, 2014	4
	Unaudited Condensed Consolidated Statements of Cash Flows of Vapor Hub International Inc. for the nine months ended March 31, 2015 and the period from inception (July 12, 2013) to March 31, 2014	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II. Other Information

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

SIGNATURES		31

PART I:  FINANCIAL INFORMATION

Item 1.

Financial Statements

VAPOR HUB INTERNATIONAL INC.
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2015	2014
	(unaudited)
Assets
Current assets
Cash	$ 92,257	$ 307,567
Accounts receivable	37,280	-
Inventory (Note 6)	217,846	196,163
Prepaid expenses and other current assets	153,365	152,081
Other current assets (Note 7)	7,529	12,162
Total current assets	508,277	667,973
Fixed assets, net	98,944	104,731
Long term assets	6,895	-
Total assets	$ 614,116	$ 772,704

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses (Note 12)	$ 356,607	$ 213,154
Deferred income	2,000	307,135
Income taxes payable	-	6,702
Notes Payable - short term (Note 11)	152,431	-
Loans from related parties (Note 5)	67,690	101,378
Convertible notes payable, net of debt discount (Note 10)	258,402	-
Derivative liabilities	30,040	-
Total current liabilities	867,170	628,369
Long term liabilities
Equipment leases payable	6,459	9,212
Convertible notes payable (Note 10)	560,000	560,000
Long term liabilities	566,459	569,212
Total liabilities	1,433,629	1,197,581
Stockholders' deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 0 issued and outstanding as of March 31, 2015 and June 30, 2014
Common stock, $0.001 par value, 1,010,000,000 and 140,000,000 shares authorized; 68,360,001 and 68,060,001 issued outstanding as of March 31, 2015 and June 30, 2014, respectively (Note 4)	68,360	68,060
Additional paid-in-capital (1)	(63,631)	(69,331)
Accumulated deficit	(824,242)	(423,606)
Total stockholders' deficit	(819,513)	(424,877)
Total liabilities and stockholders' deficit	$ 614,116	$ 772,704

(1)The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the exchange transaction in determining the basic and diluted weighted average shares.

The accompanying notes are integral part of these condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Consolidated Statements of Operation

				From Inception
	Three months ended		Nine months ended	(July 12, 2013) to
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenue	$ 1,091,021	$ 188,540	$ 3,590,044	$ 399,501
Cost of revenue	739,243	84,611	2,152,729	192,729
Gross profit	351,778	103,929	1,437,315	206,772
General and administrative expenses	563,510	97,061	1,756,124	233,479
Net income (loss) from operations	(211,732)	6,868	(318,809)	(26,707)

Interest expense	(58,137)	-	(95,681)	-
Finance fees	(2,681)	-	(2,681)	-
Change in derivative liability	18,935	-	18,935	-
Other income (Note 8)	-	-	-	30,000
Other income (expense)	(41,883)	-	(79,427)	30,000
Income (loss) before taxes	(253,615)	6,868	(398,235)	3,293
Income tax provision	1,600	3,455	2,400	7,079
Net income (loss)	$ (255,215)	$ 3,413	$ (400,636)	$ (3,786)

Net income (loss) per share:
Basic	$ (0.00)	$ 0.00	$ (0.01)	$ (0.00)

Diluted	$ (0.00)	$ 0.00	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic (1)	68,360,001	68,060,001	68,158,902	68,060,001

Diluted (1)	68,360,001	68,321,670	68,158,902	68,060,001

(1)

 The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the exchange transaction in determining the basic and diluted weighted average shares.

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended March 31, 2015	From Inception (July 12, 2013) to March 31, 2014
Operating Activities
Net loss	$ (400,636)	$ (3,786)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,174	17,174
Amortization of debt discount	5,349	-
Change in derivative liability	(18,935)	-
Non-cash cost of revenue	-	48,786
Changes in operating assets and liabilities:
Accounts receivable	(37,280)	(6,870)
Inventory	(21,683)	(172,117)
Prepaid expenses and other current and long term assets	61,711	(7,214)
Security deposit	5,267	(10,482)
Deferred income	(305,135)	-
Accounts payable, accrued expenses and income taxes payable	136,751	63,062
Net cash used in operating activities	(561,417)	(71,447)

Investing Activities
Purchase of property and equipment	(7,387)	(59,750)
Net cash used in investing activities	(7,387)	(59,750)

Financing Activities
Payments on leased property loans	(2,753)	-
Proceeds from affiliate loans	30,000	143,337
Payments on affiliate loans	(63,688)	-
Proceeds from convertible notes payable, net of issuance costs	272,008	185,000
Proceeds from short term notes payable	200,000	-
Payments on short term notes payable	(82,073)
Stock issued upon reverse acquisition	-	9,103
Net cash provided by financing activities	353,494	337,440

Net change in cash	(215,310)	206,243
Cash at beginning of period	307,567	-
Cash at end of period	$ 92,257	$ 206,243

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 45,458	$ -
Income taxes	$ 2,400	$ -
Non-cash transactions:
Common stock issued in partial repayment of officers loan payable	$ -	$ 3,000
Common stock issued for prepaid services	$ 6,000	$ -
Insurance premium financing	$ 173,016	$ -
Derivative liability	$ 48,975	$ -
Fixed assets contributed by related party	$ -	$ 5,367
Inventories contributed by related party	$ -	$ 48,786

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1- INCORPORATION, NATURE OF OPERATIONS AND ACQUISITION

Vapor Hub International Inc. (formerly DogInn, Inc.) (hereinafter known as “the Company”)  was  incorporated in the State of Nevada on July 15, 2010. On February 14, 2014, the Company entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  Pursuant to the terms of Exchange Agreement, the Company agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by the Company of 38,000,001 shares of common stock to the shareholders of both companies.  On March 14, 2014, the Company completed the acquisition of Vapor and issued all of the 38,000,001 shares of its stock to the shareholders of Vapor, who are also the shareholders of Delite.  On March 26, 2014, the Company completed the acquisition of Delite.  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became the Company’s wholly owned subsidiaries and the Company now carries on the business of developing, producing, marketing and selling the next generation of electronic cigarettes, known as vaping devices, and related accessories, including e-liquids, batteries and atomizers.  The exchange transaction was accounted for as a reverse acquisition (recapitalization) with Vapor deemed to be the accounting acquirer (see Note 2), and the Company the legal acquirer.  Prior to the Company’s acquisition of Vapor, the Company existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

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

With respect to the Company’s vaping accessories, the Company purchases batteries from suppliers in China and atomizers from suppliers in the United States, Austria, the Philippines and China.  The Company believes that suppliers for accessories are readily available to meet the Company’s current and planned needs.

E-liquids which the Company manufactures are sourced from an ISO Class 7 certified manufacturer in the United States, which helps ensure their purity and quality.  In addition to manufacturing its own e-liquids, the Company also purchases e-liquid from other reputable American suppliers for resale through the Company’s distribution channels.

Distribution to Retail Stores

The Company markets and sells its vaping devices and related products to end customers through its websites www.vapor-hub.com and www.smokelessdelite.com, to retail stores through direct sales primarily in the United States but also internationally, and through third party wholesalers who then resell the Company’s products to retailers in their territory.  Retailers of the Company’s products include vaping shops throughout the United States as well as convenience stores and several gas stations.  Products distributed by the Company include vaping devices and related accessories purchased from third parties for resale as well as the Company’s vaping devices and related accessories, which the Company designs and sources, including the Company’s popular “AR Mechanical Mods”, newly released and popular “Limitless Mechanical Mods”, as well as “Binary Premium e-Liquid”.  Prior to its acquisition by the Company on March 26, 2014, the Company’s distribution business was operated by Delite.

Operation of Retail Stores

The Company also sells its products and those of third parties to end consumers directly through its two retail locations located in Southern California.  The Company’s first retail location in Simi Valley, CA was 725 square feet and was the first vapor lounge in Simi Valley. On April 1, 2015, the Company moved its Simi Valley retail location to a larger 1,500 square foot facility. The Company’s second location is located in Chatsworth, CA and measures 1,200 square feet.  Through its retail locations, the Company sells and markets vaping devices as well as e-liquid, accessories, and supplies relating to vaping devices to both novice users as well as consumers who demand high end technical devices.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated.  The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with US GAAP and do not contain certain information and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Fiscal Year End

Following the exchange transaction, the Company elected to adopt the June 30 year end of Vapor, the accounting acquirer.  As such, the Company has presented activity since the inception of Vapor (July 12, 2013) and has presented the activity of Delite since its acquisition on March 26, 2014.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s cash balance as of March 31, 2015 along with continued loss from operations and negative cash flow from operations, raise substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company continues to face liquidity and capital resources constraints and does not believe that the proceeds from its facility with Typenex (see Note 10) along with its operating cash flows will be sufficient to meet its financing needs for the next twelve months.  The extent of the Company’s future capital requirements will depend on many factors, including the Company’s results from operations and the growth rate of the Company’s business.   The Company’s near term objective is to raise debt or equity capital to fund its immediate cash needs and to finance its longer term growth.   The Company is also pursuing various means to increase revenues, reduce operating costs and to improve overall cash flow.

The Company presently does not have any arrangements for additional financing other than its financing arrangement described under Note 10.  However, the Company continues to evaluate various financing strategies to support its current operations and fund its future growth.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates significant estimates and assumptions related to its accounts receivable allowance, accounts payable, deferred income tax asset valuation allowances, fair value of derivative liability, useful life of fixed assets, inventory reserves, estimates of sales return and accrual for potential liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At March 31, 2015, the Company had no cash equivalents.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties, and derivative liabilities and convertible notes payable.  Pursuant to ASC 820, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Pursuant to ASC 820, the fair value of the Company’s derivative liability is determined based on “Level 3” inputs, which consist of observable inputs. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Deferred Income

The Company accrues deferred income when customer payments are received, but product has not yet shipped. As of June 30, 2014, the Company had recorded $307,135 for deferred income as a result of prepayments for product made by customers. Those prepayments have been reclassified as current revenue, as those prepaid products have subsequently shipped. As of March 31, 2015, the Company had $2,000 in deferred income.

Inventories

Inventories consist primarily of vaping devices, electronic cigarettes, e-liquid and related supplies and accessories and are stated at the lower of cost (first-in, first-out) or market value.

Property and Equipment

Property and equipment consists of computer equipment, furniture, facility equipment, and leasehold improvements which are carried at the lower of cost or fair market value and are depreciated over the estimated useful lives of the related assets. Estimated useful lives are from 3 to 10 years.   A significant portion of the Company’s property and equipment was contributed by shareholders of the Company. Expenditures for maintenance and repairs are charged against operations.  The modified accelerated cost recovery system (straight line) is used for federal income tax purposes and also for financial reporting as the difference between the two is not material.

Accounting for Derivatives Liabilities

The Company evaluates contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity . The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. See Note 10 for disclosure of derivatives and their valuation related to various convertible debt agreements.

Basic and Diluted Net Income per Share

The Company computes net income per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2015, there were no dilutive securities.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740-10, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined and income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes determined on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  As of March 31, 2015, no provision for income taxes has been accrued as the Company has federal and state net operating loss carry forwards of $463,194 which will begin to expire in 2030 unless utilized in earlier years.

Stock Based Compensation

Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instrument is fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instrument granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” the Company performs an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, the Company uses these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s consolidated statements of operations and comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on the Company’s financial statements. For the three months ended March 31, 2015 and 2014, for the nine months ended March 31, 2015 and for the period From Inception (July 12, 2013) to March 31, 2014, the Company had no stock based compensation to employees. As of March 31, 2015 the Company had recorded $6,000 of prepaid stock compensation expense for 300,000 shares of common stock committed under a consulting agreement executed on March 10, 2015 for services to be rendered through January 2016.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to current market price.

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this Update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect, if any, on its financial statements of the amendment.

On April 7, 2015, the FASB issued ASU 2015-03 Interest – Imputations of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is evaluating the effect, if any, on its financial statements of the amendment.

The Company has reviewed all other recent accounting pronouncements issued to date of the issuance of these condensed consolidated unaudited financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s condensed consolidated unaudited financial statements.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 1,010,000,000 shares of common stock and had 68,360,001 shares of common stock issued and outstanding as of March 31, 2015 of which 300,000 shares were accrued as of March 31, 2015 and subsequently issued as further discussed below. On February 2, 2015, the Board of Directors of the Company approved an Amended and Restated Articles of Incorporation of the Company (the “Amended and Restated Articles”) and the Amended and Restated Articles were filed by the Company with the Secretary of State of the State of Nevada on February 5, 2015.  The Amended and Restated Articles increase the authorized number of shares of common stock, par value $0.001, of the Company from 140,000,000 shares to 1,010,000,000.

The Company is also authorized to issue 10,000,000 shares of preferred stock and had no shares of preferred stock issued and outstanding as of March 31, 2015.  On February 2, 2015, the Company filed a Certificate of Withdrawal of Certificate of Designation (“Certificate of Withdrawal”) with the Secretary of State of the state of Nevada.  The certificate withdraws the Certificate of Designation filed by the Company on January 9, 2014, which designated all of the Company’s preferred stock as “Series A Preferred Stock.”  Following the filing of the Certificate of Withdrawal, the Company has 10,000,000 shares of undesignated preferred stock, par value $0.001, available for future designation by the Company’s Board of Directors.

On January 9, 2014, the Company authorized an increase of its share capital from 65,000,000 common shares to 140,000,000 common shares. Furthermore, the Company approved a forward stock split of its issued and outstanding common shares by way of a stock dividend, on a basis of 1:9, pursuant to which, the Company’s stockholders as at January 17, 2014 received eight (8) shares of common stock for each one (1) share of common stock currently held.  The pay-out date as approved by the Company’s board of directors and Financial Industry Regulatory Authority was January 17, 2014. The effects of the forward split increased the Company’s issued and outstanding common shares from 8,998,776 common shares to 80,988,984 common shares on such date. The effects of the forward split have been applied on a retroactive basis.

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

On March 10, 2015 the Company entered into an independent contractor agreement with a service provider.  Pursuant to the terms of the agreement, the Company agreed to grant the service provider 300,000 non-forfeitable, fully vested shares of its common stock, valued at $6,000 (based on the estimated fair market value of the shares on March 10, 2015, the date of grant) as partial consideration for the services to be provided to the Company pursuant to the terms of the agreement. The 300,000 shares were subsequently issued on May 11, 2015 and accrued as of March 31, 2015 as a prepaid and shares to be issued for the amount of $6,000.

NOTE 5 – OFFICERS’ LOANS PAYABLE

As of March 31, 2015, the Company had a balance of $67,690 outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company).  The outstanding balances are unsecured, non-interest bearing and repayable upon demand.

NOTE 6 – INVENTORIES

As of March 31, 2015, the Company had a balance of $217,846 as inventories which consist of vaping devices, electronic cigarettes, e-liquid, related supplies, and accessories. There is no reserve for inventory obsolescence as of March 31, 2015.

NOTE 7 – LEASE AGREEMENT

The Company entered into a lease agreement with S. J. Real Estate Group, LLC to lease a retail space in Chatsworth, California, effective September 13, 2013. The lease term is for two years with a monthly lease payment of $2,214. The Company has a remaining commitment under this lease of $11,070 through August 30, 2015.

The Company also had a month-to-month rental agreement with Madera Development for a retail space in Simi Valley for $825.  On February 28, 2015, the Company entered into a lease agreement with landlord Samantha Carrington to provide retail space for its Simi Valley retail location and on April 1, 2015, the Simi Valley retail location opened at the new premises. The lease term extends through March 31, 2017 with a monthly lease payment of $3,190.  The Company has a commitment under this lease of $76,560 and a security deposit of $6,380 was paid to the landlord in relation to this lease.

The Company entered into a lease agreement with S.B.P.W., LLC to lease warehouse and office space in Simi Valley, California effective August 5, 2013 which agreement was subsequently amended on February 20, 2014. The lease term extended through April 30, 2015 with a monthly lease payment of $2,035 which increased to $4,070 effective July 1, 2014. Currently, this lease continues on a month to month basis.

NOTE 8– OTHER INCOME

The Company received a fee of $30,000 in exchange for the right of an unaffiliated third party to share in 10% of the net profits derived from operations of the Chatsworth Vapor Hub lounge. At March 31, 2015, no obligation is due under this profit sharing agreement.

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

Prior to the acquisition of Delite, Vapor purchased substantially all of its inventory, which is sold at its retail locations, from Delite.  As of March 26, 2014, Delite became a wholly-owned subsidiary of the Company.  As a result of the acquisition, all intercompany transactions subsequent to March 26, 2014 have been eliminated.

From time to time the Company will engage the services of Winther & Co. an accounting firm owned by the husband of the Company’s CFO. Winther & Co. provides bookkeeping, accounting and tax services to the Company. For the nine months ended March 31, 2015 the Company incurred approximately $20,000 in fees with Winther & Co. As of March 31, 2015 and June 30, 2014 the Company had Accounts Payable outstanding to related parties of $12,369 and $0, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Notes Issued to Gotama Capital S.A.

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

Note Issued to Typenex Co-Investment, LLC.

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

On January 16, 2015, upon the mutual agreement of the parties, the Investor paid to the Company the sum of $102,028 as a prepayment of all of its obligations owed to the Company under the first Investor Note in the original principal amount of $100,000 dated November 4, 2014, issued by the Investor in favor of the Company.

The first two tranches were issued with an original issue discount of $20,472, of which $2,061 has been amortized to interest expense for the nine months ended March 31, 2015, resulting in an unamortized balance of $18,411.

The Company recognized an additional debt discount of $48,975 on the first two tranches for the original fair value recognition of the derivative liability (discussed further below), of which $3,288 has been amortized to interest expense for the nine months ended March 31, 2015, resulting in an unamortized balance of $45,687.

Beginning on May 4, 2015, the Company is required to repay the outstanding balance on the Company Note in monthly installments of approximately $35,000 per month plus all unpaid interest and other costs, fees or charges under the Company Note. Payment may be made in cash or, subject to certain conditions, in shares of the Company’s common stock or any combination of cash and shares. If payments are made in shares (each, an “Installment Conversion”), such installments or portions thereof are, subject to certain conditions, convertible into shares of the Company’s common stock at the lesser of (i) a conversion price of $0.10, subject to adjustment or (ii) a price that is equal to 70% of the average of the three lowest closing bid prices of the Company’s common stock in the twenty trading days immediately preceding such conversion, subject to a floor of $0.01.  In addition, on the date that is twenty trading days from the date the Company delivers installment shares to Investor, there is a true-up where the Company is required to deliver additional shares if the installment conversion price as of the true-up date is less than the installment conversion price used to deliver the initial shares.

Beginning on May 4, 2015, all or any amount of a conversion eligible tranche (as described below) under the Company Note is convertible, at the option of the Investor (each, a “Lender Conversion”), into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to customary anti-dilution adjustments and other adjustments described in the Company Note (the “Conversion Price”).  The Company Note is convertible into shares of the Company’s common stock by Investor in eleven tranches consisting of an initial tranche of $217,500 plus interest and other amounts due which may be converted into shares of the Company’s common stock at the Conversion Price at any time on or after May 4, 2015 and ten additional tranches (each a “Subsequent Tranche”), two of which are in the amount of $105,000 plus interest and other amounts due and eight of which are in the amount of $157,500 plus interest and other amounts due.  Each Subsequent Tranche may not be converted into shares of the Company’s common stock unless the Investor has paid in full the Investor Note corresponding to such tranche, which payment requires the Company’s consent.  On January 16, 2015, the Investor paid to the Company the sum of $102,028 as a prepayment of all of its obligations owed to the Company under the first Investor Note and consequently the first Subsequent Tranche of $105,000 plus interest and other amounts due may be converted into shares of the Company’s common stock at the Conversion Price at the option of the Investor at any time on or after May 4, 2015. Subject to certain conditions based on the trading volume and trading price of the Company’s common stock, the Company may also elect to convert the entire outstanding balance under the Company Note into shares of the Company’s common stock at the Conversion Price.

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

The Company Note provides that the Investor maintains a right of offset that, under certain circumstances, permits the Investor to deduct amounts owed by the Company under the Company Note from amounts otherwise owed by Investor under the Investor Notes.  In addition, the Company is permitted at any time to deduct and offset any amount owing by the Investor under the Investor Notes from any amount owed by the Company under the Company Note.  Since the Company Note and the Investor Notes may be offset against each other, they are recorded on a net basis in the Consolidated Balance Sheet.

The Company Note provides that Investor may not convert the Company Note in an amount which would cause Investor to own more than 4.99%, or if the Company’s market capitalization (as defined in the Company Note) is less than $10,000,000, more than 9.99%, of the Company’s outstanding common stock.

The Company paid Pyrenees Investments $20,000 as a finder’s fee (equal to 10% of the gross proceeds) in connection with the first closing and $10,020 in connection with the second closing. The total finder’s fee of $30,020 was capitalized as deferred issuance costs and amortized over the term of the Company Note. As of March 31, 2015 unamortized deferred issuance costs were $27,340. Finance fees for the three and nine months ended March 31, 2015 were $2,680. The Company will pay Pyrenees Investments 10% of the gross proceeds as a finder’s fee for all subsequent closings under the Purchase Agreement.

The Company evaluated the Company Note under the requirements of ASC 480 “Distinguishing Liabilities from Equity” and concluded that the note does not fall within the scope of ASC 480.

The Company then evaluated the Company Note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the Lender Conversion Price in the event of subsequent dilutive issuances by the Company, the Company determined that the Lender Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply.  The Company also determined that the Lender Conversion feature of the Company Note meets the definition of an embedded derivative that should be separated from the Company Note and accounted for as a derivative liability.  The Company recorded an original valuation of $48,975 for the derivative liability. As of March 31, 2015, the Company had a derivative liability of $30,040 and reflected a change in derivative liability of $18,935 for the three and nine month periods ended March 31, 2015.

The Company further concluded that because of the conversion floor of $0.01 on Installment Conversions and because the Company has the right at any time to offset the Investor Notes from the Company Note, the following features of the Company Note do not meet the definition of an embedded derivative that should be separated from the Company Note and accounted for as a derivative liability: the Installment Conversion feature of the Company Note, the default and remedy provisions of the Company Note, the Company’s option to settle a Lender Conversion in cash in the event the Investor elects to convert subsequent to the occurrence of an event of default under the Company Note and the Company’s prepayment option under the Company Note.

Fair Value Measurement

The convertible notes discussed above contain conversion features that result in an embedded derivative. The Company has recorded the fair value of each derivative as described above as a current liability in the condensed consolidated balance sheet as of March 31, 2015. The change in fair value was recorded in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2015.

In arriving at fair-value estimates, the Company utilizes the most observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the fair value hierarchy, the fair-value measurement is characterized based upon the lowest level input. For the Company, recurring fair-value measurements are performed for the derivative liability.

The derivative liability is recognized in the condensed consolidated balance sheet at fair value. Changes in the fair value of the derivative liability are reported in the condensed consolidated statement of operations. The Company does not have any liabilities that reduce risk associated with hedging exposure and has not designated the derivative liability as a hedge instrument.

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of March 31, 2015. The Company categorized the derivative liability as Level 3 with a fair value of $30,040 as of March 31, 2015 using the Black-Scholes pricing model. The Company used the following input ranges: stock price $0.0099-$0.029; expected term 3.9-4.4 years; risk-free rate 0.26%-1.63%; and volatility 107.5%-245.7%. Unobservable inputs were the prevailing interest rates, the Company’s stock volatility and the expected term.

There have been no transfers between Level 1, Level 2, or Level 3 categories. Level 3 as of June 30, 2014 was $0; Level 3 additions for the nine months ended March 31, 2015 were $48,975 for the initial recognition with $(18,935) valuation adjustment at March 31, 2015; Level 3 at March 31, 2015 was $30,040.

NOTE 11 – SHORT TERM NOTES PAYABLE

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

Effective May 29, 2014, the Company entered into an Agreement to finance its annual Workers Compensation insurance coverage. The insurance coverage is provided through The Hartford. The amount of the policy is $11,521.32 with $11,521.32 being financed at 2.2% over 12 months with a monthly payment of $981.11. At March 31, 2015, the remaining premium obligation due under the Agreement was $1,920.22.

Effective July 10, 2014, the Company entered into an Agreement to finance its annual General Liability insurance coverage. The insurance coverage is provided through Lloyds of London. The amount of the policy is $52,359.39 with $43,952.98 being financed at 11% over 10 months with a monthly payment of $4,619.93. At March 31, 2015, the remaining premium obligation due under the Agreement was $9,114.33.

Effective August 22, 2014, the Company entered into an Agreement to finance its annual Director’s and Officer’s insurance coverage. The insurance coverage is provided through Lloyds of London. The amount of the policy is $129,062.50 with $112,500.00 being financed at 5.35% over 9 months with a monthly payment of $12,780.30. At March 31, 2015, the remaining premium obligation due under the Agreement was $25,390.65.

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

Going Concern

Our unaudited condensed consolidated financial statements have been presented on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our cash balance as of March 31, 2015 along with continued losses and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As discussed in Note 11, on January 2, 2015, we entered into a financing arrangement pursuant to which we received cash proceeds of approximately $195,000 from B of I Federal Bank and on January 15, 2015 we also received approximately $102,000 in cash proceeds from Typenex Co-Investment, LLC pursuant to our facility with Typenex.  Pursuant to our facility with Typenex, we have the ability to receive additional funds under the facility, provided that Typenex consents to providing additional funds.

Notwithstanding the foregoing financing events, we continue to face liquidity and capital resources constraints.  We do not believe that the proceeds from our facility with Typenex along with our operating cash flows will be sufficient to meet our financing needs for the next twelve months, and the extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.   Our near term objective is to raise debt or equity capital to fund our immediate cash needs and to finance our longer term growth.   We are also pursuing various means to increase revenues, reduce operating costs and to improve cash flow.

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

On April 7, 2015, the FASB issued ASU 2015-03 Interest – Imputations of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We are evaluating the effect, if any, on its financial statements of the amendment.

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and do not believe any of these pronouncements will have a material impact on our financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

The following is a summary of our results from operation for the three month periods ending March 31, 2015 and March 31, 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues	$ 1,091,021	$ 188,540
Cost of revenues	739,243	84,611
Gross profit	351,778	103,929
General and administrative expenses	563,510	97,061
Income (loss) from operations	(211,732)	(6,868)
Other income (expense)	(41,883)	-
Net income (loss) before taxes	(253,615)	6,868
Income tax provision	1,600	3,455
Net Income (net loss)	$ (255,215)	$ 3,413

Revenues: Revenues are comprised of gross sales less returns and discounts.  During the three months ended March 31, 2015 and 2014, we generated revenue of $1,091,021 and 188,540, respectively.  The increase in revenues during the three months ended March 31, 2015 compared to the prior year period is primarily attributable to our acquisition of Delite on March 26, 2014.  We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 90% of our revenue, to increase as we increase our marketing initiatives.  We also expect our sales growth to be driven by sales of our new Limitless Mods and our Binary Premium e-Liquid line, which have been well received in the marketplace.  We anticipate that retail sales will remain relatively flat in subsequent periods.

Cost of Revenues: Our cost of revenue primarily represents the cost of manufacturing our products and also the cost of purchasing products from third parties for resale.  Generally, our cost of revenue is lower on products that we directly source and is higher when we purchase products for resale from third parties.  During the three months ended March 31, 2015 and 2014, our cost of revenue was $739,243 and $84,611, respectively.  The increase in cost of revenues during the three months ended March 31, 2015 compared to the prior year period is primarily attributable to the period-over-period increase in our revenues which resulted from our acquisition of Delite.

Gross Profit:  Gross profit represents revenue less the cost of revenue.  During the three months ended March 31, 2014, our gross profit was $351,778 and during the comparable prior year period ending March 31, 2014 was $103,929.  The increase in gross profit during the three months ended March 31, 2015 compared to the prior year period is primarily attributable to the period-over-period increase in our revenues.  We expect our gross profit and profit margins to increase in subsequent periods as we continue to sell more of our proprietary products, including, without limitation our Limitless Mods and Binary Premium e-Liquids, which have higher margins than products we purchase for resale.

General and Administrative Expense:   General and administrative expenses consist primarily of payroll and related costs, sales and marketing costs, infrastructure costs and costs associated with being a public reporting company.  During the three months ended March 31, 2015, we incurred general and administrative expenses of $563,510 and in the comparable prior year period ending March 31, 2014 we incurred general and administrative expenses of $97,061.  The increase in general and administrative expense during the three months ended March 31, 2015 compared to the prior year period is attributable to increased sales and marketing costs, the hiring of additional employees and costs associated with being a public reporting company.  We are currently evaluating our general and administrative expenses in an effort to reduce costs and improve our future profitability and cash flow.

Other Income (expense): Other Income (expense) consists of interest expense of $58,137 incurred in connection with our credit facilities and finance fees of $2,681offset by a change in derivative liability of $18,935 associated with our credit facility with Typenex Co-Investment, LLC. We did not have any other income (expense) for the prior year period ended March 31, 2014.

Net Loss: Net loss was $255,215 for the three months ended March 31, 2015 and net income was $3,413 for the three months ended March 31, 2014 for the reasons discussed above.

Comparison of the Nine Months Ended March 31, 2015 to the Period Commencing July 12, 2013 (our inception) to March 31, 2014

The following is a summary of our results from operation for the three month period ending March 31, 2015 and for the period commencing July 12, 2013 (our inception) to March 31, 2014:

	Nine Months Ended March 31, 2015	From Inception (July 12, 2013) to March 31, 2014
Revenues	$ 3,590,044	$ 399,501
Cost of revenues	2,152,729	192,729
Gross profit	1,437,315	206,772
General and administrative expenses	1,756,124	233,479
Income (loss) from operations	(318,809)	(26,707)
Other income	(79,427)	30,000
Net income (loss) before taxes	(398,236)	3,293
Income tax provision	2,400	7,079
Net Income (loss)	$ (400,636)	$ (3,786)

Revenues: During the nine months ended March 31, 2015, we generated revenue of $3,590,044.  During the period commencing at our inception through March 31, 2014, we generated revenue of $399,501.  The increase in revenues during the nine months ended March 31, 2015 compared to the period from our inception to March 31, 2014 is primarily attributable to our acquisition of Delite on March 26, 2014.  We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 90% of our revenue, to increase as we increase our marketing initiatives.  We also expect our sales growth to be driven by sales of our Limitless Mods and our Binary Premium e-Liquid line.  We anticipate that retail sales will remain relatively flat in subsequent periods.

Cost of Revenues: During the nine months ended March 31, 2015, our cost of revenue was $2,152,729.  During the period commencing at our inception and ending on March 31, 2014, our cost of revenue was $192,729.  The increase in cost of revenues during the nine months ended March 31, 2015 compared to the period from our inception to March 31, 2014 is primarily attributable to the period-over-period increase in our revenues which resulted from our acquisition of Delite.

Gross Profit:  During the nine months ended March 31, 2015, our gross profit was $1,437,315.  During the period commencing at our inception through March 31, 2014, our gross profit was $206,772.  The increase in gross profit during the nine months ended March 31, 2015 compared to the period from our inception to March 31, 2014 is primarily attributable to the period-over-period increase in our revenues.  We expect our gross profit and profit margins to increase in subsequent periods as we continue to sell more of our proprietary products, including, without limitation our Limitless Mods and Binary Premium e-Liquids, which have higher margins than products we purchase for resale.

General and Administrative Expense:   During the nine months ended March 31, 2015, we incurred general and administrative expenses of $1,756,124.  During the period commencing at our inception through March 31, 2014, we incurred selling general and administrative expenses of $233,479. The increase in general and administrative expense during the nine months ended March 31, 2015 compared to the period from our inception to March 31, 2014 is attributable to increased sales and marketing costs, the hiring of additional employees and costs associated with being a public reporting company.  We are currently evaluating our general and administrative expenses in an effort to reduce costs and improve our future profitability and cash flow.

Other Income (expense):  During the nine month period ended March 31, 2015, we had other income (expense) of ($79,427), which consists of interest expense of $95,681 incurred in connection with our credit facilities and finance fees of $2,681 offset by a change in derivative liability of $18,935 associated with our credit facility with Typenex Co-Investment, LLC. During the period from our inception to March 31, 2014, other income (expense) consists of a fee of $30,000 received in exchange for the right of an unaffiliated third party to share in 10% of the net profits derived from operations of our Vapor Hub retail location in Chatsworth, CA.  At March 31, 2015, no obligation is due under the profit sharing agreement described above.

Net Loss: Net loss was $400,636 for the nine months ended March 31, 2015 and $3,786 for the period from our inception to March 31, 2014 for the reasons discussed above.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations and we do not anticipate this changing.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $92,257 and working capital deficit of $358,893. We depend on cash from financing activities to fund our operating activities, and we expect this trend to continue as we continue to grow our operations.  A summary of our net working capital as of March 31, 2015 and as of June 30, 2014, and our cash flows for the nine months ended March 31, 2015 and the period from our inception to March 31, 2014 are summarized in the following tables:

Net Working Capital
	As of March 31, 2015	As of June 30, 2014
Current Assets	$508,277	667,973
Current Liabilities	867,170	628,369
Net Working Capital	$(358,893)	39,604

Cash Flows
	Nine Months Ended March 31, 2015	From Inception (July 12, 2013) to March 31, 2014
Net cash (used in) Operating Activities	$(561,417)	$ (71,447)
Net cash (used in) Investing Activities	(7,387)	(59,750)
Net cash provided by Financing Activities	353,494	337,440
Increase (Decrease) in Cash during period	(215,310)	206,243
Cash, Beginning of Period	307,567	-
Cash, End of Period	92,257	206,243

Operating Activities

Net cash used in operating activities was $561,417 for the nine months ended March 31, 2015.  Net cash used by operating activities was $71,447 for the period from our inception to March 31, 2014.  Net cash used in operations for the period ended March 31, 2015 primarily results from our net loss and a decrease in deferred income offset by an increase in accounts payable and accrued expenses incurred to finance our revenues.  Net cash used in operations for the period from our inception to March 31, 2014 primarily results from an increase in inventory offset by non-cash costs of revenue and an increase in accounts payable and accrued expenses.

Investing Activities

Net cash used by investing activities was $7,387 for the nine months ended March 31, 2015 and $59,750 for the period from our inception to March 31, 2014.  Net cash used by investing activities for the nine months ended March 31, 2015 consists of the purchase of property and equipment for $7,387. Net cash used by investing activities for the period from our inception to March 31, 2014 consists of the purchase of property and equipment for $59,750.

Financing Activities

Net cash provided by financing activities was $353,494 for the nine months ended March 31, 2015 and $337,440 for the period from our inception to March 31, 2014.  For the nine months ended March 31, 2015, net cash provided by financing activities primarily consisted of proceeds from convertible notes payable, net of issuance costs of $272,008 and proceeds from short term notes payable of $200,000 offset by payments made on affiliate loans of $63,688 and payments made on short term notes payable of $82,073.  For the period from our inception to March 31, 2014, net cash provided by financing activities primarily consisted of proceeds from affiliate loans of $143,337 and proceeds from convertible notes payable of $185,000.

Facility with Typenex Co-Investment, LLC

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

On January 16, 2015, upon the mutual agreement of the parties, Typenex paid to us the sum of $102,028 as a prepayment of all of its obligations owed to us under the first Investor Note in the original principal amount of $100,000 dated November 4, 2014, issued by Typenex in favor of the company.

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

Beginning on May 4, 2015, all or any amount of a conversion eligible tranche (as described below) under the Company Note is convertible, at the option of the Investor, into shares of our common stock at a conversion price of $0.10 per share, subject to customary anti-dilution adjustments and other adjustments described in the Company Note (the “Conversion Price”).  The Company Note is convertible into shares of our common stock by Investor in eleven tranches consisting of an initial tranche of $217,500 plus interest and other amounts due which may be converted into shares of our common stock at the Conversion Price at any time on or after May 4, 2015 and ten additional tranches (each a “Subsequent Tranche”), two of which are in the amount of $105,000 plus interest and other amounts due and eight of which are in the amount of $157,500 plus interest and other amounts due.  Each Subsequent Tranche may not be converted into shares of our common stock unless the Investor has paid in full the Investor Note corresponding to such tranche, which payment requires our consent. On January 16, 2015, the Investor paid to the Company the sum of $102,028 as a prepayment of all of its obligations owed to the Company under the first Investor Note and consequently the first Subsequent Tranche of $105,000 plus interest and other amounts due may be converted into shares of the Company’s common stock at the Conversion Price at the option of the Investor at any time on or after May 4, 2015.Subject to certain conditions based on the trading volume and trading price of our common stock, we may also elect to convert the entire outstanding balance under the Company Note into shares of our common stock at the Conversion Price.

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

In connection with the first and second closings of the financing, we paid Pyrenees Investments $20,000 and 10,020, respectively, as a finder’s fee (equal to 10% of the gross proceeds). We will pay Pyrenees Investments 10% of the gross proceeds as a finder’s fee for all subsequent closings under the Purchase Agreement.

The foregoing descriptions of the Purchase Agreement, the Company Note, the Investor Notes and the Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the documents, which are filed as exhibits to our Current Report on Form 8-K filed on November 10, 2014 with the Securities and Exchange Commission.

Facility with B of I Federal Bank

On January 2, 2015, we entered into a Business Loan and Security Agreement with B of I Federal Bank (the “Bank”).  Pursuant to the agreement, we borrowed $200,000 USD from the Bank and received net proceeds of $195,000 USD after deducting an origination fee of $5,000 USD.  The loan is payable in 147 payments of $1,728 due each business day beginning on and after January 5, 2015, with the total repayment amount (subject to certain exceptions) being equal to $254,000 USD (the “Total Repayment Amount”).

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.  Risk Factors

Other than as described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2014.

There is doubt about our ability to continue as a going concern due to insufficient cash resources to meet our business objectives.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations to meet our obligations, which we have not been able to accomplish to date, and/or obtain additional financing from equity financings, debt financings, or from other sources.  The extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.  At March 31, 2015, we had a working capital deficit of $358,893 and we currently face liquidity and capital resources constraints.

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

The Convertible Note financing may result in significant dilution to existing stockholders and could cause the company to incur significant financial penalties

On November 4, 2014, we entered into a securities purchase agreement with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which we concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “Company Note”).  Beginning on May 4, 2015, we are required to repay the outstanding balance on the Company Note in monthly installments of approximately $35,000 per month plus all unpaid interest and other costs, fees or charges under the Company Note.  Although we intend to repay the note in cash, if we are unable to repay the borrowings from the Investor in cash when they become due and issue shares of common stock to pay an installment, our existing stockholders will likely be significantly diluted pursuant to the terms of the Company Notes and our shares may significantly decline in value or become worthless.  On February 5, 2015, we filed Amended and Restated Articles with the Secretary of State of the State of Nevada which increases the authorized number of shares of common stock, par value $0.001, of the Company from 140,000,000 shares to 1,010,000,000 to comply with covenants contained in the Company’s debt facility with the Investor and to ensure that we have sufficient shares available for issuance in the event the Company Note is fully or partially converted into common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2015, in connection with our entry into an independent contractor agreement with a service provider, we issued to the service provider 300,000 shares of our common stock as partial consideration for the services to be provided to us pursuant to the terms of the agreement.  The securities were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) thereof.  The service provider represented that it is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Item 6.

Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Certificate of withdrawal of Certificate of Designation	8-K	000-55363	3.1	02-06-15
3.2	Amended and Articles of Incorporation of the Registrant	8-K	000-55363	3.2	02-06-15
3.3	Amended and Restated Bylaws of the Registrant	8-K	000-55363	3.3	02-06-15
10.1	Business Loan and Security Agreement between B of I Federal Bank and the Registrant dated January 2, 2015.	10-Q	000-55363	10.14	02-17-15
10.2	Vapor Hub International Inc. 2015 Omnibus Incentive Plan.	8-K	000-55363	10.1	02-06-15
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
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

Date: May 20, 2015

Vapor Hub International Inc.

(Registrant)

By:/s/ Kyle Winther

Kyle Winther

Chief Executive Officer

(Principal Executive Officer)

By:/s/ Lori Winther

Lori Winther

Chief Financial Officer

(Principal Financial and Accounting Officer)