Form 10-K
period 2015-06-30
VAPOR HUB INTERNATIONAL INC.
filed 2015-10-13
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Commission file number   333-173438

VAPOR HUB INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	27-3191889
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1871 Tapo Street Simi Valley, CA	93063
(Address of Principal Executive Offices)	(Zip Code)

(805) 309-0530

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock par value $0.001 per share

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $676,350, based on an adjusted closing price of $0.0225 on December 31, 2014.

At October 13, 2015, the registrant had 72,455,606 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

VAPOR HUB INTERNATIONAL INC.

FORM 10-K

For The Fiscal Year Ended June 30, 2015

INDEX

PART I

Item 1.  Business

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Vapor Hub International Inc. (formerly known as DogInn, Inc.), unless otherwise indicated.

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

Overview

We design, source, market and sell the next generation of smokeless electronic cigarettes which are popularly known as “vaping” devices.  We provide a selection of vaping devices and related accessories which we design and source, including our popular “AR Mechanical Mods” and “Limitless Mods”, and we also purchase vaping devices and related accessories from third parties for resale.  We distribute our products nationally and internationally to wholesale customers and retail customers, including through our websites www.vapor-hub.com and www.smokelessdelite.com.  We also market and sell our products through our two retail locations located in southern California.

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

On February 14, 2014, we entered into a Share Exchange Agreement with Vapor Hub, Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  Pursuant to the terms of Exchange Agreement, we agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by us of 38,000,001 shares of our common stock to the shareholders of both companies.  On March 14, 2014, we completed the acquisition of Vapor and issued all of the 38,000,001 shares to the shareholders of Vapor, who were also the shareholders of Delite.  On March 26, 2014, we completed the acquisition of Delite.

As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became our wholly owned subsidiaries and we now carry on the business of developing, producing, marketing and selling vaping devices and related accessories.  The transaction with Vapor was accounted for as a reverse acquisition (recapitalization) and Vapor was deemed to be the accounting acquirer and us the legal acquirer. The transaction with Delite was accounted for as a business acquisition and we assumed the assets and liabilities of Delite at historical basis as of March 26, 2014 and the activity of Delite was included from that date forward.  In connection with the acquisition of Vapor, we changed our corporate name from Doginn, Inc. to Vapor Hub International Inc. and our stock symbol changed from “DOGI” to “VHUB.”  Upon our acquisition of Vapor, Robin Looban resigned as our sole director, president, secretary, treasurer, Chief Financial Officer and Chairman of the Board of Directors and management members from Vapor were appointed to serve as directors and officers of the Company.  On May 18, 2015, Vapor and Delite were merged with and into the Company, ending the separate existences of Vapor and Delite. Prior to our acquisition of Vapor, we existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

Our principal executive office is located at 1871 Tapo Street, Simi Valley CA 93063.  The telephone number at our principal executive office is (805) 309-0530.

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

E-Liquid

Liquids used to produce vapor in vaping devices are sold separately for use in refillable tanks.  Liquids may or may not contain nicotine and are available in differing nicotine concentrations to suit user preferences.  Liquids are available in a myriad of flavors and we offer flavors such as blackberry, krazy kola, blueberry, churro, lemonade, menthol, root beer float and watermelon, as well as proprietary blends we have innovated.  Liquid solution consists of flavoring and/or nicotine dissolved in one or several hygroscopic components, which turns the water in the solution into the smoke-like vapor when heated. The most commonly used hygroscopic components are propylene glycol, vegetable glycerin or polyethylene glycol 400.  Our proprietary brands of E-liquids are sourced from an ISO Class 7 certified manufacturer in the USA, which helps ensure their purity and quality.

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

Limitless Mechanical Mods:  Our Limitless Mechanical Mod (pictured below) was developed in August 2014 by our CEO Kyle Winther and our President Jake Perlingos. The Limitless Mechanical Mod allows a consumer to change the look and feel of their device by interchanging sleeves and is available in aluminum, brass, copper, black rhodium plated aluminum and gold plated brass finishes to accommodate market demand.  We market and sell our Limitless Mechanical Mods directly to consumers at prices ranging from $99 to $180 and also sell our Limitless Mechanical Mods through our wholesale distribution channels at prices ranging from $45 to $135.

Binary Premium E-Liquid:  Our Binary Premium e-liquid (pictured below) was developed internally over a period of approximately six months and is currently available in five flavors at a retail price point of approximately $12 per bottle.  To provide consumers with alternatives when reducing nicotine levels, we offer our Binary Premium e-liquid with 0mg, 2.5mg, 5.0mg, 7.5mg, or 10mg of nicotine per bottle. In contrast, it is typical for bottles of e-liquid to be available with the following nicotine levels per bottle:  0mg, 3mg, 6mg, 12mg, and 18mg. To help ensure quality, our Binary Premium e-liquid is manufactured by a third party supplier in an ISO and GMP certified lab with a manufacturing capacity of over 13 million bottles per month.

In addition to kits, Mods and E-Liquids, we sell replacement parts including batteries, atomizers, refill cartridges or cartomizers and tanks. We also sell accessories such as charging devices and carrying cases and branded apparel.

Our Business

Sourcing

We use third party contract manufacturers to produce and finish our Mods from facilities primarily located in Southern California.  Our Mods, which are made from a metallic material such as steel, brass or copper, are custom machined to meet our design specifications.  Once machined, unfinished products are delivered to our location in Simi Valley or to a third party service provider to be buffed, polished and to add various treatments and embellishments, such as paint and dog tags.  Finished products are then held in inventory for distribution and sale. In our fiscal year ended June 30, 2015, we relied on one manufacturer to machine all of our Mods.  Although we relied on one manufacturer to machine our Mods during our last fiscal year, we believe manufacturing capacity is readily available to meet our current and planned needs. We do not currently have any long term agreements in place for the manufacture of our Mods.

With respect to our vaping accessories, we purchase our batteries from suppliers in China and our atomizers from suppliers in the United States, Austria, the Philippines and China.  We believe that suppliers for accessories are readily available to meet our current and planned needs.

We source our proprietary E-liquids (such as our Binary Premium E-Liquid) from an ISO Class 7 certified manufacturer in the USA, which helps ensure their purity and quality.  In addition to sourcing our own e-liquids, we also purchase e-liquid from other reputable American suppliers for resale through our distribution channels.

Distribution to Retail Stores

We market and sell our vaping devices and related products to end customers through our websites www.vapor-hub.com and www.smokelessdelite.com, to retail stores through direct sales primarily in the United States but also internationally, and through third party wholesalers who then resell our products to retailers in their territory.  Retailers of our products include vaping shops throughout the United States as well as convenience stores and several gas stations.  Products distributed by the Company include vaping devices and related accessories purchased from third parties for resale as well as our own vaping devices and related accessories, which we design and source, including our popular “AR Mechanical Mods”, newly released and popular “Limitless Mechanical Mods”, as well as “Binary Premium e-Liquid”.

Operation of Retail Stores

We also sell our products and those of third parties to end consumers directly through our two retail locations located in Southern California.  Our first retail location in Simi Valley, CA was 725 square feet and was the first vapor lounge in Simi Valley. On April 1, 2015, the Company moved its Simi Valley retail location to a larger 1,500 square foot facility. Our second location is located in Chatsworth, CA and measures 1,200 square feet.  Through our retail locations, we sell and market vaping devices as well as e-liquid, accessories, and supplies relating to vaping devices to both novice users as well as consumers who demand high end technical devices.

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

Marketing

We advertise our products primarily through our websites, through email marketing campaigns, at industry trade shows and through point of sale materials and displays at our retail locations. We also attempt to build brand awareness through innovative social media marketing activities on Facebook, Instagram and Twitter, through in-store and on-premise promotions and through public relation initiatives, such as radio interviews and press releases. We intend to strategically expand our advertising activities in fiscal year 2016 and also increase our public relations campaigns to gain editorial coverage for our products.

Competition

Our industry is extremely competitive and there are low barriers to entry.  We compete with numerous regional, national and international electronic cigarette companies, and several large tobacco companies offer or are in the process of developing electronic cigarette products.  We also compete to some extent with traditional tobacco products for customers, and to a lesser extent, we compete with companies that offer smoking cessation aids.

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

We compete for customers based on a variety of factors, including the design and quality of our products, price and customer service.  We believe that we compete effectively in our industry as a result of, among other reasons, our innovative products, our retail stores, our team of experienced industry professionals and the reputation of our brands.  At a retail price point of $99 to $250, we also believe that our Mods are competitively priced in our target markets.

Markets

According to estimates released by Euromonitor International, the e-cigarette market reached the $6 billion USD mark in 2014.  Euromonitor International further reports that the United States is the largest market for vaping products, accounting for nearly half of global sales in 2014 at just over $2.8 billion USD.  In 2014, the UK became the second largest market for electronic cigarettes, followed by Italy, Poland and France. Euromonitor International forecasts that the e-cigarette sector will grow 29.3% compound annual growth rate to reach $23.4 billion USD in 2019 and $50 billion USD by 2030, if the current regulatory environment remains unchanged.  According to Euromonitor International, there has been a shift from e-cigarettes (which look like traditional cigarettes) to open tank systems which enable users to customize their e-liquid intake, with estimated global sales for tanks and e-liquids of $2.0 billion in 2014.

We believe a portion of electronic cigarette users are people trying to switch from regular cigarettes. In 2013, worldwide cigarette sales were estimated at approximately $720 billion and domestic sales in the United States were estimated at just over $91 billion. While sales of traditional cigarettes and other tobacco products are widely expected to decline in the United States, some analysts predict that by 2020, electronic cigarettes could out-sell traditional cigarette products in the United States.  According to the Centers for Disease Control and Prevention, 68.8% of US adult cigarette smokers report that they want to quit smoking, which we believe presents an opportunity for the electronic cigarette industry.

There can be no assurances, however, that such predictions regarding the global or United States markets will manifest.  Additionally, proposed governmental regulations could severely impact the growth of the electronic cigarette market both in the United States and internationally.

Intellectual Property

We are the registered owner of the federal trademarks for “Vapor Hub”, “Tac Mods USA” and “T TAC MODS USA MADE IN USA” and design.  We also own the pending trademark application for “Vamped Vapor Cells,” which has been approved and allowed by the United States Patent and Trademark Office.

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

In the comment period following the FDA’s announcement of the proposed rule, the FDA received in excess of 72,000 comments.  In light of the high volume of comments and considering the typical timeline associated with the federal rule-making process, it is very difficult to predict when final rules, if any, will be enacted.  In June 2015, the FDA issued an advance notice of proposed rulemaking to seek public comment related to warnings and child-resistant packaging for liquid nicotine.  However, the FDA did not at such time indicate the timing or scope of future regulations.  Consequently, it is very difficult to anticipate the impact such rules and regulations will have on our company or the industry at large.  In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by regulatory authorities.  Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition and ability to market and sell our products. In addition, failure to comply with any of the rules promulgated in accordance with any applicable law could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations.

Other Federal Regulations

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

State and Local Regulations

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain municipalities have enacted local ordinances which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If a significant number of jurisdictions enact prohibitive laws and regulations, electronic cigarettes may lose their appeal as an alternative to cigarettes, which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

International Regulations

The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the WHO Framework Convention on Tobacco Control (FCTC).  The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

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

•

elimination of duty free allowances for travelers; and

•

encouraging litigation against tobacco companies.

Research and Development Expenditures

We do not have a formal research and development department.  However, an in-house team of approximately four employees is responsible for the design and development of our Mods and related accessories, including e-liquid and batteries.

Employees

As of October 8, 2015, we had 24 full-time employees and 3 part-time employees in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance.

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

As of June 30, 2015, we had an accumulated deficit of $1,037,603 due to our continuing losses from operations.  For the year ended June 30, 2015, we had net loss of $613,997.  We cannot assure you that we will generate operating profits on a sustainable basis as we continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our business initiatives.

There is doubt about our ability to continue as a going concern due to insufficient cash resources to meet our business objectives.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations to meet our obligations, which we have not been able to accomplish to date, and/or obtain additional financing from equity financings, debt financings, or from other sources.  The extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.  At June 30, 2015, we had a working capital deficit of $539,496 and we currently face liquidity and capital resources constraints.

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

Our Convertible Note financing may result in significant dilution to existing stockholders and could cause us to incur significant financial penalties

On November 4, 2014, we entered into a securities purchase agreement with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which we concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “Company Note”).  Beginning on May 4, 2015, we are required to repay the outstanding balance on the Company Note in monthly installments of approximately $35,000 per month plus all unpaid interest and other costs, fees or charges under the Company Note.  Although we intend to repay the note in cash, if we are unable to repay the borrowings from the Investor in cash when they become due and issue shares of common stock to pay an installment, our existing stockholders will likely be significantly diluted pursuant to the terms of the Company Notes and our shares may significantly decline in value or become worthless.  On February 5, 2015, we filed Amended and Restated Articles with the Secretary of State of the State of Nevada which increases the authorized number of shares of common stock, par value $0.001, of the Company from 140,000,000 shares to 1,010,000,000 to comply with covenants contained in our debt facility with the Investor and to ensure that we have sufficient shares available for issuance in the event the Company Note is fully or partially converted into common stock.

In addition, if we fail to repay the Company Note when due, or if we are otherwise in default under the Company Note, at the option of Investor a default interest rate of 22% per annum will apply on all portions of the Company Note that are then eligible to be converted into our common stock while the default continues.  In the event we are in default under the Company Note, the Investor also has the option to accelerate the note with the outstanding balance becoming immediately due and payable or increase the outstanding balance of the note by an amount of 5% or 15% depending on the particular default.  In addition, if we fail to issue stock to the Investor within three trading days of receipt of a notice of conversion, we must pay a penalty equal to the greater of (i) $500 per day; or (ii) 2% of the product of (A) the number of shares to which Investor was entitled that were not issued on a timely basis; and (B) the closing sale price of the common stock on the trading day immediately preceding the last day for us to timely issue the shares.  In the event that any of the foregoing circumstances occur, our results of operations may be materially adversely effected, and our stock price may fall. As of June 30, 2015, the Company elected to deduct and offset the principal amount of $1,300,000 and all accrued interest thereon owing by the Investor under the remaining nine investor Notes from the amount owed by the Company under the Company Note. As of October 1, 2015 the aggregate outstanding balance under the Company Note is approximately $158,000.

If we default under our facility with B of I Federal Bank, we may lose all of our assets and intellectual property

On June 2, 2015, we entered into a Business Loan and Security Agreement with BofI Federal Bank (the “Bank”).  Payments of the principal and interest under our agreement with B of I Federal Bank are secured by first priority liens on, and security interests in, substantially all of our present and after-acquired assets and are also personally guaranteed by Lori Winther, our Chief Financial Officer and a director of the Company, Kyle Winther, our Chief Executive Officer and a director of the Company, and Gary Perlingos, our President and a director of the Company.  If an event of default occurs under the agreement, all obligations owing by us to the Bank under the agreement will, at the Bank’s election, become immediately due and payable and the Bank may exercise its rights as a secured creditor and obtain our assets.   If we lose all or a substantial portion of our assets, our shares will likely significantly decline in value or become worthless.  As of October 1, 2015 the aggregate outstanding balance under the Company Note is $71,750.

Our lenders have rights that are senior to those of our common stockholders

On June 4, 2015, we entered into a Note Purchase Agreement with Typenex Co-Investment, LLC, a Utah limited partnership, pursuant to which we concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “June Note”).  As further described under the heading “Liquidity and Capital Resources”, the June Note matures and is payable in full on December 4, 2015.

Similarly, on August 12, 2015, we entered into a Note Purchase Agreement with Iliad Research and Trading, a Utah limited liability company, pursuant to which we concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “August Note”).  As further described under the heading “Liquidity and Capital Resources”, the August Note matures and is payable in full on February 12, 2016.

Upon the occurrence of an event of default under a note, the outstanding balance of the applicable note will bear interest at the lesser of the rate of 18% per annum or the maximum rate permitted by applicable law.  In addition, if an event of default occurs under a note, the applicable investor may declare all unpaid principal, plus all accrued interest and other amounts due under the applicable note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the applicable note as of the date of the event of default, plus all interest, fees and charges that may accrue on such outstanding balance thereafter.

Our ability to pay interest and principal on our indebtedness (including the June Note, the August Note, the November 4, 2014 note and under our facility with B of I Federal Bank) and to satisfy our other obligations will depend upon, among other things, our future financial and operating performance, which is affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to effect any of these actions on satisfactory terms, or at all. In the event we issue common stock or other equity securities to satisfy our debt obligations, our existing stockholders may suffer significant dilution.  Furthermore, any proceeds that we could realize from any financings or the disposition of assets may not be adequate to meet our debt service or other obligations then due, which would have an immediate material adverse effect on our business, results of operations and financial condition.  In the event of our bankruptcy, dissolution or liquidation, the claims of our lenders (including B of I, Typenex and Iliad) must be satisfied before any distributions can be made on our common stock. As a result, our common stockholders would receive distributions only after priority distributions to our lenders are satisfied and may receive nothing in the event of our bankruptcy, dissolution or liquidation.

We operate a developing business, and it is difficult to accurately predict our future sales and appropriately budget expenses.

Because our business is evolving, it is difficult to accurately predict our future sales and appropriately budget our expenses.  Our operations will be subject to risks inherent in the establishment of a developing business, including, among other things, efficiently deploying our capital, developing our products, developing and implementing our marketing campaigns and strategies and developing brand awareness and acceptance of our products. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for our products, changes in consumer preferences, market competition and government regulation. While we believe that we have the opportunity to be successful in the electronic cigarette industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income, from the sale of our products.

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

Our products may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

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

We must attract and retain key personnel in order to successfully operate our business. We compete with other companies both within and outside the tobacco/ electronic Cigarette industry to recruit and retain competent employees.  If we cannot retain qualified employees to meet the needs of our anticipated growth, our business and financial condition could be materially adversely affected.

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

We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights and such parties may further argue that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies, all of which could negatively impact our stock price.

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

We expect to experience significant and rapid growth in the scope and complexity of our business in the coming years. We anticipate that we will need to hire a broad range of additional personnel in order to successfully advance our operations, including staff to help source our products, manage operations, increase our sales and marketing efforts and perform finance and accounting functions. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Limitation by states and cities on sales of electronic cigarettes may have a material adverse effect on our ability to sell our products in the United States.

Certain states and cities have enacted laws which preclude the use of electronic cigarettes where traditional tobacco-burning cigarettes cannot be used and others have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If the use of electronic cigarettes is banned in places where the use of traditional tobacco burning cigarettes is banned, electronic cigarettes may lose their appeal as an alternative to cigarettes, which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

The use of electronic cigarettes may pose health risks as great as, or greater than, regular tobacco products.

According to the FDA, electronic cigarettes may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Additionally, electronic cigarettes may be attractive to young people and may lead them to try other tobacco products, including conventional cigarettes that are known to cause disease. Because clinical studies about the safety and efficacy of electronic cigarettes have not been submitted to the FDA, consumers currently have no way of knowing whether electronic cigarettes are safe before their intended use; what types or concentrations of potentially harmful chemicals are found in these products; or how much nicotine is being inhaled. In addition, there have been instances of electronic cigarettes exploding, especially during charging.  Consequently there is a risk that an electronic cigarette can cause disease and/or serious bodily injury and the publicity from such instances of disease or injury could dramatically slow the growth of the market for electronic cigarettes.

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

On August 23, 2013, the Wall Street Journal reported that the FDA is considering a ban on online sales of electronic cigarettes. If the FDA implements such a ban or otherwise implements regulations that have the effect of reducing our sales, our financial results would be materially adversely affected and we may ultimately be forced to cease our operations.

We may experience product liability claims in our business, which could adversely affect our business.

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, we may experience product liability claims from the marketing and sale of electronic cigarettes and defects in the products we distribute. Any product liability claim brought against us, with or without merit, could result in:

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

E-Cigarettes are new to the marketplace and since their introduction certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts of certain products which we currently market or have plans to market in the future. Such a ban would also likely cause public confusion as to which products are the subject of the ban and which are not and would have a material adverse effect on our business, financial condition and performance.

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

States including New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on Internet sales where companies have used independent contractors in such states to solicit sales from residents of those states. The requirement to collect, track and remit taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin; either of which could have a material adverse effect on our revenues, financial condition and operating results.

Our success is dependent upon our marketing efforts.

We have limited marketing experience in marketing electronic cigarettes and limited financial, personnel and other resources to undertake extensive marketing activities. If we are unable to generate significant market awareness for our products and our brands, our operations may not generate sufficient revenues for us to execute our business plan.

We rely, in part, on the efforts of our independent sales distributors and outside broker/dealer network to augment our internal sales efforts and distribute our product to wholesalers and or retailers to generate revenues. No single distributor currently accounts for a material percentage of our revenues and we believe that should any of these relationships terminate we would be able to find suitable replacements.  However any change in distributors or our ability to timely replace any given distributor could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

At present, we generate revenues through the sale of our products through our websites. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation, government sanction, and possible liability. Our failure to prevent these security breaches may further result in consumer distrust and may also adversely affect our business, results of operations and financial condition.

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

•

future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may also adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained.

Our stock is a penny stock, which may subject our common stock to abuse.

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

We presently do not anticipate that we will pay any cash dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any cash dividends will be within the discretion of our Board of Directors, but subject to the terms of restrictive covenants that may be present in our contractual arrangements. We presently intend to retain all earnings to implement our business plan; accordingly, we do not anticipate the declaration of any cash dividends in the foreseeable future.

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

Our Articles of Incorporation include a specific provision to eliminate the liability of our directors and officers for monetary damages to our company and shareholders to the maximum extent provided for by Nevada law. We may also adopt contractual indemnification obligations under employment agreements that we may enter into with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our board of directors is authorized to issue additional shares of stock which could dilute existing shareholders.

We are currently authorized to issue up to 1,010,000,000 shares of common stock, of which 72,455,606 shares are currently issued and outstanding and up to 10,000,000 shares of preferred stock, none of which are issued and outstanding.  Additional shares of our common stock or preferred stock may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders and the issuance of preferred stock may also have a similar impact.

Provisions in our organizational documents and Nevada law will make it more difficult for someone to acquire control of us.

Our amended and restated articles of incorporation, amended and restated bylaws and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring our company, even if doing so may be beneficial to our stockholders. As an example, our restated articles of incorporation and amended and restated bylaws provide:

•

The ability to our board of directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

•

A prohibition on stockholder action by written consent; and

•

A requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders.

In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

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

In the absence of a majority of independent directors, our executive officers, most of whom are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval.  This could present the potential for a conflict of interest between us and our shareholders generally and the controlling officers, shareholders or directors.  Although we anticipate seeking independent directors in the future, there can be no assurance as to whether or when we will be successful in appointing any new directors.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 52.4% of our issued and outstanding common stock.  As a result of such ownership, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

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

•

maintain internal policies, such as those relating to disclosure controls and procedures and insider trading;

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

If we are unable to accomplish these objectives in a timely and effective fashion for our business, our ability to comply with financial reporting requirements and other rules that apply to reporting companies could be impaired. If our finance and accounting personnel insufficiently support our business in fulfilling these public-company compliance obligations, or if we are unable to hire adequate finance and accounting personnel, we could face significant legal liability, which could have a material adverse effect on our financial condition and results of operations. Furthermore, if we identify any issues in complying with those requirements (for example, if our company or the independent registered public accountants identified a material weakness or significant deficiency in our company’s internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate office and warehouse is located at 1871 Tapo Street, Simi Valley CA 93063.  Our corporate office is a leased facility comprised of approximately 5,000 square feet of office space. We also operate two retail locations from leased premises located at 665 E. Los Angeles Ave, Simi Valley, CA 93065 and 9911 Topanga Canyon Blvd., Chatsworth, CA 91311, respectively.  Our Simi Valley retail location measures approximately 1,600 square feet and our Chatsworth store measures approximately 1,200 square feet.  Our aggregate monthly rent for the above-described three properties as well as an 1,800 square ft. storage facility is approximately $12,800.  We believe our facilities are adequate to meet our current and near-term needs.  Our telephone number is (805) 309-0530.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Pink under the Symbol “VHUB”. Our common stock was originally listed for quotation on August 15, 2011 under the symbol “DOGI”.

The following table reflects the high and low bid information for our common stock and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.  On October 8, 2015, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.04 per share.

	High	Low

Year Ended June 30, 2014
First Quarter (1)	-	-
Second Quarter (1)	-	-
Third Quarter	1.25	0.28
Fourth Quarter	0.83	0.16
Year Ended June 30, 2015
First Quarter	0.16	0.01
Second Quarter	0.02	0.01
Third Quarter	0.05	0.01
Fourth Quarter	0.04	0.02

(1)

No trades during this period.

Stockholders of Record

As of September 25, 2015, an aggregate of 72,455,606 shares of our common stock were issued and outstanding and were owned by 6 stockholders of record.  Island Stock Transfer Inc., Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: 727.289.0010) is the registrar and transfer agent for our common shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2015.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of our company for the year ended June 30, 2015 and for the period from our inception (July 12, 2013) to June 30, 2014.  You should read this discussion together with the consolidated financial statements, related notes and other financial information included in this Annual Report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties, including those discussed under Part I, Item 1A—”Risk Factors” and elsewhere in this Annual Report, and are based upon judgments concerning various factors that are beyond our control. These risks could cause our actual results to differ materially from any future performance suggested below.

General Overview

On February 14, 2014, we entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  Pursuant to the terms of Exchange Agreement, we agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by our company of 38,000,001 shares of our common stock to the shareholders of both companies.  On March 14, 2014, we completed the acquisition of Vapor and issued all of the 38,000,001 shares of our stock to the shareholders of Vapor, who are also the shareholders of Delite.  On March 26, 2014, we completed the acquisition of Delite.  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became our wholly owned subsidiaries and we now carry on the business of developing, producing, marketing and selling vaping devices and related accessories.  The transaction with Vapor was accounted for as a reverse acquisition (recapitalization) where Vapor was deemed to be the accounting acquirer, and us the legal acquirer. The transaction with Delite was accounted for as a business acquisition and we assumed the assets and liabilities of Delite at historical basis as of March 26, 2014 and the activity of Delite was included from that date forward. Prior to our acquisition of Vapor, we existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.  On May 18, 2015, Vapor and Delite were merged with and into the Company, ending the separate existences of Vapor and Delite. This had no impact on the historical consolidated financial statements

Upon our acquisition of Vapor, Robin Looban resigned as our sole director, president, secretary, treasurer, Chief Financial Officer and Chairman of the Board of Directors and management members from Vapor and Delite were appointed to serve as directors and officers of our company.  To reflect our acquisition of Vapor, on March 14, 2014 we changed our corporate name from Doginn, Inc. to Vapor Hub International Inc., and our stock symbol from “DOGI” to “VHUB”.  We also changed our fiscal year end from December 31 to June 30.

Going Concern

Our capital requirements for the next twelve months will not be able to be funded in their entirety from our operating cash flows.  As of June 30, 2015, we had a cash balance of $351,081.  We believe it will be necessary to raise additional funds to finance our operations, and intend to do so through equity financings, debt financings, or from other sources.  The extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.

Our consolidated financial statements have been presented on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our cash balance as of June 30, 2015 along with other factors including our loss from operations raises doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern.

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

Result of Operations for Year Ended June 30, 2015 and for the period from Inception (July 12, 2013) to June 30, 2014

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	Year Ended June 30, 2015	From Inception (July 12, 2013) to June 30, 2014	Change (Dollars)	Change (Percentage)
Revenue	$ 5,296,342	$ 1,202,663	$ 4,093,679	340.38
Cost of revenue	3,202,067	647,287	2,554,780	394.69
Gross Profit	2,094,275	555,376	1,538,899	277.09
General and administrative expenses	2,510,360	984,776	1,525,584	154.92
Net Loss from Operations	(416,085)	(429,400)	13,315	(3.10)
Other income (expense)	(195,512)	12,873	(208,385)	(1618.78)
Net Loss	(613,997)	(423,606)	(190,391)	44.95

Revenues:

Revenues are comprised of gross sales less returns and discounts.  In the year ended June 30, 2015, we generated revenues of $5,296,342 (net of returns and discounts of $133,500) and from the period from our inception on July 12, 2013 to June 30, 2014, we generated revenues of $1,202,663 (net of returns and discounts of $23,740).  The increase in revenues compared to the prior year period primarily results from growth of our wholesale distribution and direct distribution to retail store sales.   We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 90% of our revenue, to increase as we increase our marketing initiatives.  We also expect our sales growth to be driven by sales of our new Limitless Mods and our Binary Premium e-Liquid line, which have been well received in the marketplace and collectively account for a majority of our sales.  We anticipate that retail sales will remain relatively flat in subsequent periods.

Cost of Revenue:

Our cost of revenue primarily represents the cost of our outsourced manufacturing of our products and also the cost of purchasing products from third parties for resale.  Generally, our cost of revenue is lower on products that we directly source and is higher when we purchase products for resale from third parties. Our cost of revenue for the year ended June 30, 2015 was $3,202,067 and for the period from our inception (July 12, 2013) to June 30, 2014 was $647,287.  The increase in cost of revenues during the year ended June 30, 2015 compared to the prior year period is primarily attributable to the period-over-period increase in our revenues. In addition, for the year ended June 30, 2015, our directly sourced products comprised approximately 60% of our sales, which is approximately a 15% decrease from the previous fiscal year.

Gross Profit:  Gross profit represents revenue less the cost of revenue.  During the year ended June 30, 2015, our gross profit was $2,094,275 and for the period from our inception to June 30, 2014 our gross profit was $555,376.  The increase in gross profit during the year ended June 30, 2015 compared to the prior year period is primarily attributable to the period-over-period increase in our revenues.  Our gross margin (which is gross profit as a percentage of revenue) for the year ended June 30, 2015 was 39.5% compared to 46.2 % for the prior year period.  The decrease in our gross profit during our year ended June 30, 2015 results primarily from the sale of a greater percentage of third party products in our fiscal year ended June 30, 2015 compared to the prior year period, as described in the previous paragraph.  We expect our gross profit and profit margins to increase in subsequent periods as we sell more of our proprietary products, including, without limitation our Limitless Mods and Binary Premium e-Liquids and our newly launched Limitless Atomizer, which have higher margins than products we purchase for resale.

General and Administrative Expense:   General and administrative expenses consist primarily of payroll and related costs, sales and marketing costs, infrastructure costs and costs associated with being a public reporting company.  During the year ended June 30, 2015, we incurred general and administrative expenses of $2,510,360 and in the comparable prior year period ending June 30, 2014 we incurred general and administrative expenses of $984,776.  The increase in general and administrative expense during the year ended June 30, 2015 compared to the prior year period is attributable to increased sales and marketing costs, the hiring of 10 additional employees and costs associated with being a public reporting company.   Although our general and administrative expenses as a percentage of sales decreased to 47.4% for the year ended June 30, 2015 compared to 81.9% for the prior year period, we are continuing to evaluate our general and administrative expenses in an effort to reduce costs and improve our future profitability and cash flow.  In October of 2015, we took steps to lower our general and administrative expenses by dismissing 4 full time and 2 part time employees.

Other Income: Other Income (expense) for the year ended June 30, 2015 was $195,512 and primarily consists of interest expense of $163,016 incurred in connection with our credit facilities and an increase in derivative liability of $19,609 associated with our credit facility with Typenex Co-Investment, LLC.   For the period from our inception to June 30, 2014, we had other income of $12,873.

Net Loss: Net loss was $613,997 for the year ended June 30, 2015 and $423,606 for the period from our inception to June 30, 2014.  The increase in net loss from the prior year period primarily results from lower gross margins and higher general and administrative expenses and other expenses.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations and we do not anticipate this changing.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $351,081 and a working capital deficit of $539,496.  On June 30, 2014, we had cash and cash equivalents of $307,567 and a working capital deficit of $520,396.  We depend on cash from financing activities to fund our operating and investing activities, and we expect this trend to continue as we continue to grow our operations.  A summary of our net working capital as of June 30, 2015 and 2014 and our cash flows for the year ended June 30, 2015 and the period from our inception to June 30, 2014 from our operating, investing and financing activities are summarized in the following tables:

Net Working Capital
	As of June 30, 2015	As of June 30, 2014
Current Assets	$794,377	667,973
Current Liabilities	1,333,873	1,188,369
Net Working Capital (deficit)	$(539,496)	(520,396)

Cash Flows
	Year Ended June 30, 2015	From Inception (July 12, 2013) to June 30, 2014
Net cash used in Operating Activities	$(437,359)	$(207,111)
Net cash used in Investing Activities	(39,890)	(130,684)
Net cash provided by Financing Activities	520,763	645,362
Increase (Decrease) in Cash during the Year	43,514	307,567
Cash, Beginning of Period	307,567	0
Cash, End of Year	351,081	307,567

Operating Activities

Net cash used in operating activities was $437,359 for the year ended June 30, 2015 compared to $207,111 for the period from our inception to June 30, 2014.  For the year ended June 30, 2015, net operating cash used in operations primarily results from our net loss, increases in inventory and a decrease in deferred income offset by an increase in accounts payable and accrued expenses.  For the period from our inception to June 30, 2014, net cash used in operations primarily results from our net loss, costs incurred to purchase inventory and prepaid expenses, offset by increased accounts payable and deferred income.

Investing Activities

Net cash used in investing activities was $39,890 for the year ended June 30, 2015 compared to $130,684 for the period from our inception to June 30, 2014.  For the year ended June 30, 2015, net cash used in investing activities consists of the purchase of equipment.  For the period from our inception to June 30, 2014, net cash used in investing activities consists of the purchase of equipment for approximately $118,522 and approximately $12,162 paid as a security deposit in relation to one of our leased properties.

Financing Activities

Net cash provided by financing activities was $520,763 for the year ended June 30, 2015 and $645,362 for the period from our inception to June 30, 2014.  For the year ended June 30, 2015, net cash provided by financing activities includes proceeds from convertible promissory notes payable of $272,008, proceeds from short term notes payable of $483,071, proceeds from affiliate loans of $80,543 offset by payments on affiliate loans of $85,608, payments on convertible notes payable of $70,313 and payments on short term notes payable of $152,291.

For the period from our inception to June 30, 2014, net cash provided by financing activities includes proceeds of approximately $101,378 from affiliate loans and proceeds of $534,881 from the sale of convertible promissory notes.

As of June 30, 2015, we had a balance of approximately $96,312 outstanding as related party loans from Kyle Winther, our CEO, Lori Winther, our CFO and Winther & Company (an entity owned by Lori Winther and her husband, Niels Winther, who is a director of the company). The outstanding balances are non-interest bearing and repayable upon demand.

First Facility with Typenex Co-Investment, LLC

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

On June 30, 2015 pursuant to the terms of the Company Note, the Company elected to deduct and offset the principal amount of $1,300,000 and all accrued interest thereon owing by the Investor under the remaining nine Investor Notes from the amount owed by the Company under the Company Note, leaving an outstanding balance of approximately $252,000 under the Company Note as of June 30, 2015 and approximately $158,000 as of October 1, 2015.

The Company Note provides that Investor may not convert the Company Note in an amount which would cause Investor to own more than 4.99%, or if our market capitalization (as defined in the Company Note) is less than $10,000,000, more than 9.99%, of our outstanding common stock.

In connection with the first and second closings of the financing, we paid Pyrenees Investments $20,000 and $10,020, respectively, as a finder’s fee (equal to 10% of the gross proceeds).

The foregoing descriptions of the Purchase Agreement, the Company Note, the Investor Notes and the Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the documents, which are filed as exhibits to our Current Report on Form 8-K filed on November 10, 2014 with the Securities and Exchange Commission.

Second Facility with Typenex Co-Investment, LLC

On June 4, 2015, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company, pursuant to which we concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “June Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover the investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction.  In consideration for the June Note, the investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The June Note matures on December 4, 2015.  We may prepay all or a portion of the amount owed earlier than it is due without penalty.

Interest does not accrue on the unpaid principal balance of the June Note unless an event of default occurs.  Upon the occurrence of an event of default, the outstanding balance of the June Note will bear interest at the lesser of the rate of 18% per annum or the maximum rate permitted by applicable law.  In addition, if an event of default occurs under the June Note, the investor may declare all unpaid principal, plus all accrued interest and other amounts due under the June Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the June Note as of the date of the applicable event of default, plus all interest, fees and charges that may accrue on such outstanding balance thereafter.

We paid MSC-BD, LLC $16,000 as a finder’s fee (equal to 8% of the net proceeds) in connection with financing from the investor.

Iliad Research and Trading Note

On August 12, 2015, we entered into a Note Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (“Iliad”) and an affiliate of Typenex Co-Investment, LLC., pursuant to which we concurrently issued to Iliad a Promissory Note in a principal amount of $245,000 (the “August Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover Iliad’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction.  In consideration for the August Note, Iliad paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The August Note matures on February 12, 2016.  We may prepay all or a portion of the amount owed earlier than it is due without penalty and if we prepay $225,000 on or before November 9, 2015, the August Note will be deemed paid in full.

Interest does not accrue on the unpaid principal balance of the August Note unless an event of default occurs.  Upon the occurrence of an event of default, the outstanding balance of the August Note will bear interest at the lesser of the rate of 18% per annum or the maximum rate permitted by applicable law.  In addition, if an event of default occurs under the August Note, Iliad may declare all unpaid principal, plus all accrued interest and other amounts due under the August Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the August Note as of the date of the applicable event of default, plus all interest, fees and charges that may accrue on such outstanding balance thereafter.

Facilities with B of I Federal Bank

On January 2, 2015, we entered into a Business Loan and Security Agreement with B of I Federal Bank (the “Bank”).  Pursuant to the agreement, we borrowed $200,000 USD from the Bank and received net proceeds of $195,000 USD after deducting an origination fee of $5,000 USD.  The loan was payable in 147 payments of $1,728 due each business day beginning on and after January 5, 2015, with the initial total repayment amount (subject to certain exceptions) being equal to $254,000 USD.

On June 2, 2015, we entered into a new Business Loan and Security Agreement with BofI Federal Bank.  Pursuant to the agreement, we borrowed $175,000 from the Bank and received net proceeds of $104,071 after deducting an origination fee of $1,875 and the repayment of $69,054 in full satisfaction of the Company’s remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on January 2, 2015.  The new loan is payable in 126 payments of $1,708.33 due each business day beginning on June 3, 2015, with the total repayment amount (subject to certain exceptions) being equal to $215,249.58 (the “Total Repayment Amount”).

The new loan may be prepaid in whole by the Company at any time by paying the Bank an amount equal to the Total Repayment Amount (subject to certain fees) less (i) the amount of any loan payments made prior to such prepayment and (ii) the product of 0.25 and the aggregate amount of unpaid interest remaining on the loan as of the prepayment date.

The new loan is secured by all personal property of the Company and is also personally guaranteed by Lori Winther, our Chief Financial Officer and a director of the Company, Kyle Winther, our Chief Executive Officer and a director of the Company, and Gary Perlingos, our President and a director of the Company.  If an event of default occurs under the agreement, all obligations owing by us to the Bank under the agreement will, at the Bank’s election, become immediately due and payable and the Bank may exercise its rights as a secured creditor.

The foregoing description of the Business Loan and Security Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the document, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 8, 2015 with the Securities and Exchange Commission.

Conversion of Gotama Capital S.A. Debt into Common Stock

On June 30, 2015, we converted $614,340, representing the entire principal amount of each of the following promissory notes (collectively, the “Notes”) and all accrued interest thereon into an aggregate of 4,095,605 shares of our common stock, par value $0.001 per share (the “Conversion Shares”):

(i)

that certain convertible promissory note issued to Gotama Capital S.A. (“Gotama”) on March 14, 2014 in the principal amount of $185,000;

(ii)

that certain convertible promissory note issued to Gotama on April 10, 2014 in the principal amount of $200,000; and

(iii)

that certain convertible promissory note issued to Gotama on May 19, 2014 in the original principal amount of $175,000.

Pursuant to the terms of the Notes, at our election, the principal amount of each of the Notes and all accrued interest thereon was converted into Conversion Shares at a price of $0.15 per share.

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

Although we intend to raise capital to finance our operations, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to grow our operations as planned, may not be able to meet our other obligations as they become due and may ultimately be forced to restructure our operations.

If we are successfully able to raise capital, the issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders and if capital is raised through debt facilities, such facilities will increase our liabilities and future cash commitments, and may also impose restrictive covenants relating to the operation of our business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Hartley Moore Accountancy Corporation

19781 Sky Park Circle, Suite H

Irvine, CA 92614

Tel: (949) 438-4730

www.hmcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vapor Hub International, Inc.

We have audited the accompanying consolidated balance sheets of Vapor Hub International, Inc. (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2015 and the period from Inception (July 12, 2013) to June 30, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014, and the results of its consolidated operations and its cash flows for the year ended June 30, 2015 and the period from Inception (July 12, 2013) to June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from operations.  The Company requires additional funds to meet its working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation Irvine, California
October 13, 2015

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2015	June 30, 2014
Assets
Current assets
Cash	$ 351,081	$ 307,567
Account receivable	9,511	-
Inventory	323,784	196,163
Prepaid expenses and other current assets	61,269	152,081
Deferred finance costs	39,258	-
Other current assets	9,474	12,162
Total current assets	794,377	667,973
Fixed assets, net	159,546	104,731
Long term assets	6,895	-
Total assets	$ 960,818	$ 772,704

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$ 509,618	$ 213,154
Deferred income	82,499	307,135
Income taxes payable	-	6,702
Convertible notes payable, net of unamortized debt discount	192,091	560,000
Notes payable, net of unamortized debt discount	384,769	-
Loans from related parties	96,312	101,378
Derivative liabilities	68,584	-
Total current liabilities	1,333,873	1,188,369

Long term liabilities
Equipment leases payable	5,440	9,212
Notes Payable	29,189	-
Long term liabilities	34,629	9,212
Total liabilities	1,368,502	1,197,581

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 0 issued and outstanding as of June 30, 2015 and June 30, 2014	-	-
Common stock, $0.001 par value, 1,010,000,000 and 140,000,000 shares authorized, 72,455,606 and 68,060,001 issued and outstanding as of June 30, 2015 and June 30, 2014, respectively (Note 4)	72,456	68,060
Additional paid-in capital (1)	557,463	(69,331)
Accumulated deficit	(1,037,603)	(423,606)
Total stockholders' deficit	(407,684)	(424,877)
Total liabilities and stockholders' deficit	$ 960,818	$ 772,704

(1)

The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the exchange transaction as further discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended June 30, 2015	From Inception (July 12, 2013) to June 30, 2014
Revenue	$ 5,296,342	$ 1,202,663

Cost of revenue	3,202,067	647,287

Gross profit	2,094,275	555,376

General and administrative expenses	2,510,360	984,776

Net loss from operations	(416,085)	(429,400)

Other income (expense)
Other income	-	23,839
Interest expense	(163,016)	(10,966)
Finance fees	(6,762)	-
Interest expense- debt discount	(6,125)	-
Change in derivative liability	(19,609)	-
Other income (expense)	(195,512)	12,873

Loss before taxes	(611,597)	(416,527)

Income tax provision	2,400	7,079

Net loss	$ (613,997)	$ (423,606)

Net loss per share:
Basic	$ (0.01)	$ (0.01)
Diluted	$ (0.01)	$ (0.01)

Weighted average shares outstanding:
Basic (1)	68,164,099	68,060,001
Diluted (1)	68,164,099	68,060,001

(1)The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the exchange transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these consolidated financial statements

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

From Inception (July 12, 2013) to June 30, 2015

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 12, 2013 (Inception) (1)	38,000,001	$ 38,000	$ (38,000)	$ -	$ -
Recapitalization adjustment	80,988,984	80,989	(82,260)	-	(1,271)
Cancelation of DogInn shares	(50,928,984)	(50,929)	50,929	-	-
Net loss	-	-	-	(423,606)	(423,606)
Balance, June 30, 2014	68,060,001	68,060	(69,331)	(423,606)	(424,877)
Stock issued for services	300,000	300	5,700	-	6,000
Stock options granted	-	-	10,850	-	10,850
Gotama note conversion	4,095,605	4,096	610,244	-	614,340
Net loss	-	-	-	(613,997)	(613,997)
Balance, June 30, 2015	72,455,606	$ 72,456	$ 557,463	$ (1,037,603)	$ (407,684)

(1)

 The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the exchange transaction as further discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended June 30, 2015	From Inception (July 12, 2013) to June 30, 2014
Operating Activities
Net loss	$ (613,997)	$ (423,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,051	7,443
Amortization of debt discount on convertible note	3,226	-
Amortization of debt discount on short term note	5,902	-
Amortization of deferred finance costs	6,762	-
Amortization of derivative debt discount	6,125	-
Change in derivative liability	19,609	-
Non cash finance fees	11,875	-
Non cash cost of revenue	-	48,786
Non cash interest for conversion of notes payable	54,341	-
Share based compensation for services- common stock	6,000	-
Share based compensation - options	10,850	-
Changes in operating assets and liabilities:
Accounts receivable	(9,511)	-
Inventory	(127,621)	(196,163)
Prepaid expenses and other current assets	96,638	(152,081)
Security deposit	5,267	-
Deferred income	(224,636)	307,135
Accounts payable and accrued expenses	289,760	201,375
Net cash used in operating activities	(437,359)	(207,111)

Investing Activities
Leasehold security deposit	-	(12,162)
Purchase of property and equipment	(39,890)	(118,522)
Net cash used in investing activities	(39,890)	(130,684)

Financing Activities
Payment on leased property loans	(3,772)	-
Proceeds from related party loans	80,543	101,378
Payments on related party loans	(85,608)	-
Net proceeds from convertible notes payable	272,008	534,881
Payments on convertible notes payable	(70,313)	-
Net proceeds from short term notes payable	483,071	-
Payments on short term notes payable	(152,291)	-
Payments on auto loan payable	(2,875)	-
Stock issued upon reverse acquisition	-	9,103
Net cash provided by financing activities	520,763	645,362

Net change in cash	43,514	307,567
Cash at beginning of period	307,567	-
Cash at end of period	$ 351,081	$ 307,567

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 106,738	$ 1,948
Income taxes	$ 2,400	$ -

Non-cash transactions:
Insurance premium financing	$ 13,001	$ -
Non cash assumption of vehicle note payable ($36,976 vehicle cost and $2,299 prepaid warranty)	$ 39,275	$ -
Common stock issued for convertible notes payable	$ 614,340	$ -
Non cash repayment and borrowings of short term note payable	$ 69,054	$ -
Original issue discount on notes payable	$ 60,000	$ -
Fixed assets under capital leases	$ -	$ 9,212
Inventories contributed by related party	$ -	$ 48,786
Derivative liability	$ 48,975	$ -

The accompanying notes are an integral part of these consolidated financial statements

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1- INCORPORATION, NATURE OF OPERATIONS AND ACQUISITION

Vapor Hub International Inc. (formerly DogInn, Inc.) (hereinafter known as “the Company”) was incorporated in the State of Nevada on July 15, 2010. On February 14, 2014, the Company entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”). Pursuant to the terms of Exchange Agreement, the Company agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by the Company of 38,000,001 shares of common stock to the shareholders of both companies. On March 14, 2014, the Company completed the acquisition of Vapor and issued all of the 38,000,001 shares of its stock to the shareholders of Vapor, who are also the shareholders of Delite. On March 26, 2014, the Company completed the acquisition of Delite. As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became the Company’s wholly owned subsidiaries and the Company now carries on the business of developing, producing, marketing and selling the next generation of electronic cigarettes, known as vaping devices, and related accessories, including e-liquids, batteries and atomizers. The transaction with Vapor was accounted for as a reverse acquisition (recapitalization) whereby Vapor was deemed to be the accounting acquirer (see Note 2), and the Company the legal acquirer. Prior to the Company’s acquisition of Vapor, the Company existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. The transaction with Delite was accounted for as a business acquisition and the Company assumed the assets and liabilities of Delite as of March 26, 2014 and the activity of Delite was included from that date forward.

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

Sourcing

The Company uses third party contract manufacturers to produce and finish its vaping devices from facilities primarily located in Southern California. The Company’s vaping devices (or Mods), which are made from a metallic material such as steel, brass or copper, are custom machined to meet the Company’s design specifications. Once machined, unfinished products are delivered to the Company’s location in Simi Valley or to a third party service provider to be buffed, polished and to add various treatments and embellishments, such as paint and dog tags. Finished products are then held in inventory for distribution and sale. In the fiscal year ended June 30, 2015, the Company relied on one manufacturer to machine all of its Mods.  Although the Company relied on one manufacturer to machine its Mods during the Company’s last fiscal year, the Company believes manufacturing capacity is readily available to meet its current and planned needs. The Company does not currently have any long term agreements in place for the manufacture of its Mods.

With respect to the Company’s vaping accessories, the Company purchases batteries from suppliers in China and atomizers from suppliers in the United States, Austria, the Philippines and China. The Company believes that suppliers for accessories are readily available to meet the Company’s current and planned needs.

The Company sources its proprietary E-liquids from an ISO Class 7 certified manufacturer in the USA, which helps ensure their purity and quality. In addition to sourcing its own e-liquids, the Company also purchases e-liquid from other reputable American suppliers for resale through its distribution channels.

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

NOTE 2 – REVERSE ACQUISITION ACCOUNTING

Since former Vapor security holders owned, after the acquisition, the majority of the Company’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from Vapor, Vapor is deemed to be the acquiring company for accounting purposes and the acquisition of Vapor was accounted for as a reverse acquisition and a recapitalization in accordance with generally accepted accounting principles in the United States (“US GAAP”). These audited consolidated financial statements reflect the historical results of Vapor prior to the exchange transaction and that of the combined company following the exchange transaction, and do not include the historical financial results of Vapor Hub International prior to the completion of the exchange transaction. Common stock and the corresponding capital amounts of the Company pre-exchange transaction have been retroactively restated as capital stock shares reflecting the exchange ratio in the exchange transaction.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements.

Basis of Presentation – Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiary. Intercompany accounts and transactions have been eliminated. The consolidated financial statements of the Company and the accompanying notes included in this Annual Report on Form 10-K are audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The consolidated financial statements, and the accompanying notes, are prepared in accordance with US GAAP and pursuant to the instructions to Form 10-K of the Securities and Exchange Commission.  The Company’s fiscal year end is June 30.

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. The Company’s Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Fiscal Year End

Following the exchange transaction, the Company elected to adopt the June 30 year end of Vapor, the accounting acquirer. As such, the Company has presented activity since the inception of Vapor (July 12, 2013) and has presented the activity of Delite since its acquisition on March 26, 2014.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s cash balance as of June 30, 2015 along with continued loss from operations and negative cash flow from operations, raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company continues to face liquidity and capital resources constraints and does not believe that the proceeds from its debt facilities (see Note 10) along with its operating cash flows will be sufficient to meet its financing needs for the next twelve months. The extent of the Company’s future capital requirements will depend on many factors, including the Company’s results from operations and the growth rate of the Company’s business. The Company’s near term objective is to raise debt or equity capital to fund its immediate cash needs and to finance its longer term growth. The Company is also pursuing various means to increase revenues, reduce operating costs and to improve overall cash flow.

The Company presently does not have any arrangements for additional financing. However, the Company continues to evaluate various financing strategies to support its current operations and fund its future growth.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates significant estimates and assumptions related to its accounts receivable allowance, accounts payable, deferred income tax asset valuation allowances, fair value of derivative liability, fair value of stock options, useful life of fixed assets, inventory reserves, estimates of sales return and accrual for potential liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2015, the Company had no cash equivalents.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash. The Company places its cash with high quality banking institutions.

The Company relied on one manufacturer to make all of the Company’s Mods during the year ended June 30, 2015.

Stock-Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, Compensation – Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties, and derivative liabilities and convertible notes payable. Pursuant to ASC 820, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Pursuant to ASC 820, the fair value of the Company’s derivative liability is determined based on “Level 3” inputs, which consist of unobservable inputs. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

For retail transactions, revenue is recognized at the point of sale.  For wholesale and online transactions, revenue is recognized at the time goods are shipped.

Deferred Income

The Company accrues deferred income when customer payments are received, but product has not yet shipped. As of June 30, 2014 and 2015, the Company had recorded $307,135 and $82,499, respectively for deferred income as a result of prepayments for product made by customers. Those prepayments are recognized into revenue at the point those prepaid products have subsequently shipped. The Company recognized the $307,135 into revenue during the year ended June 30, 2015. The Company expects to recognize the $82,499 into revenue during the following fiscal year.

Inventories

Inventories consist primarily of vaping devices, electronic cigarettes, e-liquid and related supplies and accessories and are stated at the lower of cost (first-in, first-out) or market value.

Property and Equipment

Property and equipment consists of computer equipment, furniture, facility equipment, and leasehold improvements which are carried at historical cost and are depreciated over the estimated useful lives of the related assets. Estimated useful lives are from 3 to 10 years. Much of the Company’s property and equipment was contributed by shareholders of the Company. Expenditures for maintenance and repairs are charged against operations. The modified accelerated cost recovery system (straight line) is used for federal income tax purposes and also for financial reporting as the difference between the two does not appear to be material.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for the period from inception (July 12, 2013) to June 30, 2014 and the year ended June 30, 2015 was $59,822 and $140,771, respectively and are included in general and administrative expenses.

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

Deferred Financing Costs, Net

Costs with respect to the issuance of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized to interest expense over the term of any debt funding, if successful, or expensed if the proposed equity or debt transaction is unsuccessful.

Basic and Diluted Net Income per Share

The Company computes net income per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2014 and 2015, there were no dilutive securities.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740-10, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined and income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes determined on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As of June 30, 2014 and 2015, the Company has federal and state net operating loss carry forwards of approximately $109,000 and $463,000, respectively, which will begin to expire in 2030 unless utilized in earlier years.

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect our results of operations, financial position and cash flows.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The tax years subject to examination by major tax jurisdictions include the 2014 Fiscal Period and forward by the U.S. Internal Revenue Service, and the 2014 Fiscal Period and forward for various states.

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

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” the Company performs an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, the Company uses these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on the Company’s financial statements. For the period from inception (July 12, 2013) to June 30, 2014 and the year ended June 30, 2015, the Company had $0 and $10,850, respectively, of stock based compensation to employees.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to current market price.

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this Update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect, if any, on its consolidated financial statements of the amendment.

On April 7, 2015, the FASB issued ASU 2015-03 Interest – Imputations of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, to simplify presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is evaluating the effect, if any, on its consolidated financial statements of the amendment.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurements of Inventory.” This ASU requires management to evaluate inventory at the lower of cost and net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted by all entities as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, on its consolidated financial statements.

The Company has reviewed all other recent accounting pronouncements issued to date of the issuance of these consolidated financial statements, and does not believe any of those pronouncements will have a material impact on the Company’s consolidated financial statements.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 1,010,000,000 shares of common stock and had 68,060,001 and 72,455,606 shares of common stock issued and outstanding as of June 30, 2014 and 2015, respectively. On February 2, 2015, the Board of Directors of the Company approved an Amended and Restated Articles of Incorporation of the Company (the “Amended and Restated Articles”) and the Amended and Restated Articles were filed by the Company with the Secretary of State of the State of Nevada on February 5, 2015. The Amended and Restated Articles increase the authorized number of shares of common stock, par value $0.001, of the Company from 140,000,000 shares to 1,010,000,000.

The Company is also authorized to issue 10,000,000 shares of preferred stock and had no shares of preferred stock issued and outstanding as of June 30, 2015. On February 2, 2015, the Company filed a Certificate of Withdrawal of Certificate of Designation (“Certificate of Withdrawal”) with the Secretary of State of the state of Nevada. The certificate withdraws the Certificate of Designation filed by the Company on January 9, 2014, which designated all of the Company’s preferred stock as “Series A Preferred Stock.” Following the filing of the Certificate of Withdrawal, the Company has 10,000,000 shares of undesignated preferred stock, par value $0.001, available for future designation by the Company’s Board of Directors.

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

On February 14, 2014, the Company entered into the Exchange Agreement whereby the Company acquired all of the issued and outstanding shares of Vapor and Delite in exchange for 38,000,001 common shares of the Company, which are the founders’ shares. The transaction was completed in two stages – with the acquisition of Vapor closing on March 14, 2014 and the acquisition of Delite closing on March 26, 2014. In connection with the acquisition of Vapor on March 14, 2014, the Company canceled 50,928,984 common shares and issued a convertible debenture of approximately $185,000 (see Note 10). Vapor was treated as the accounting acquirer and the equity accounts were retroactively recapitalized to the date of Vapor’s inception at July 12, 2013. In connection with this transaction the Company recorded the outstanding equity of the legal acquirer of 80,988,984 common shares and the concurrent cancelation of the 50,928,984 common shares.

On March 10, 2015 the Company entered into an independent contractor agreement with a service provider. Pursuant to the terms of the agreement, the Company agreed to grant the service provider 300,000 non-forfeitable, fully vested shares of its common stock, valued at $6,000 (based on the estimated fair market value of the shares on March 10, 2015, the date of grant) as partial consideration for the services provided to the Company pursuant to the terms of the agreement. The 300,000 shares were subsequently issued on May 11, 2015.

On June 30, 2015, the Company converted the Gotama Capital S.A. convertible promissory notes with an aggregate balance of $614,340 at a price of $0.15 per share, representing the entire principal amount and all accrued interest of the three convertible promissory notes issued to Gotama Capital S.A., into an aggregate of 4,095,605 shares of the Company’s common stock, par value $0.001 per share (the “Conversion Shares”).

Stock-Option Plans

On February 2, 2015, the Board of Directors of the Company and holders of 55.8% of the Company’s outstanding common stock (or 38,000,001 shares of 68,060,001 issued and outstanding shares) acting by written consent approved the adoption of the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”).

The 2015 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), restricted stock, restricted stock units, stock appreciation rights, performance-based awards, dividend equivalents, stock payments and deferred stock units to eligible participants. Eligible participants include officers, employees, non-employee directors and certain consultants and advisers. The aggregate number of shares of the Company’s common stock authorized for issuance under the 2015 Plan is 20,400,000, subject to adjustment as described in the 2015 Plan. The outstanding options (each of which were granted on June 30, 2015) each have an exercise price of $0.0419 per share of Common Stock.

The Company estimates the fair value of each option on the grant date using the Black-Scholes model.  The following assumptions were made in estimating the fair value:

2015
Annual dividend yield	-
Expected life (years)	5
Risk-free interest rate	1.63%
Expected volatility	121.10%
Fair value of options granted	0.035

The expected volatility was estimated by calculating the standard deviation of daily price changes in the Company’s stock from the date of inception to the date of the grant and the five year constant maturity treasury rate on the date of the grant was used for the risk free rate. Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the period from inception (July 12, 2013) to June 30, 2014 and for the year ended June 30, 2015 is $0 and $10,850, respectively.

Stock option awards vested immediately on the date of grant, as a result there is no unrecognized compensation as of June 30, 2015.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2014	-	$-
Granted	310,000	0.0419
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2015	310,000	$0.0419

All the 310,000 options outstanding at June 30, 2015 were fully vested on the grant date, have an exercise price of $0.0419, weighted average contractual life of 10 years, weighted average exercise price of $0.0419, a weighted average remaining life of 10 years, and an aggregate intrinsic value at $0.0419 price per share at June 30, 2015.

NOTE 5 – OFFICERS’ LOANS PAYABLE

As of June 30, 2014 and 2015, the Company had a balance of $101,378 and $96,312, respectively, outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company), as well as Chase Bank Line of Credit (which was extended to the Company, though owed personally by Niels & Lori Winther). The outstanding balances are unsecured, non-interest bearing and repayable upon demand.

NOTE 6 – INVENTORIES

As of June 30, 2014 and 2015, the Company had a balance of $196,163 and $323,784, respectively, as inventories which consist of vaping devices, electronic cigarettes, e-liquid, related supplies, and accessories. There is no reserve for inventory obsolescence as of June 30, 2014 and 2015.

NOTE 7 – LEASE COMMITMENTS

The Company entered into a lease agreement with S. J. Real Estate Group, LLC to lease a retail space in Chatsworth, California, effective September 13, 2013. The lease term is for two years with a monthly lease payment of $2,214. The Company has a remaining commitment under this lease of $4,428 through August 30, 2015. The Company extended this lease for an additional two years effective October 1, 2015.

The Company also had a month-to-month rental agreement with Madera Development for a retail space in Simi Valley for $825, which was terminated in April 2015. On February 28, 2015, the Company entered into a lease agreement with landlord Samantha Carrington to provide retail space for its Simi Valley retail location and on April 1, 2015, the Simi Valley retail location opened at the new premises. The lease term extends through March 31, 2017 with a monthly lease payment of $3,190. The Company has a commitment under this lease of $66,990 and a security deposit of $6,380 was paid to the landlord in relation to this lease.

The Company entered into a lease agreement with S.B.P.W., LLC to lease warehouse and office space in Simi Valley, California effective August 5, 2013 which agreement was subsequently amended on February 20, 2014. The lease term extended through April 30, 2015 with a monthly lease payment of $2,035 which increased to $4,070 effective July 1, 2014. The Company terminated this lease in September 2015 (See Note 16).

Rent expense for the period from inception (July 12, 2013) to June 30, 2014 and for the year ended June 30, 2015 was $39,847 and $92,185, respectively.

NOTE 8– OTHER INCOME

The Company received a fee of $30,000 in exchange for the right of an unaffiliated third party to share in 10% of the net profits derived from operations of the Chatsworth Vapor Hub lounge. The Company recognized the $30,000 as other income for the period from inception (July 12, 2013) to June 30, 2014. At June 30, 2014 and 2015, no amounts have been earned and no obligation is due under this profit sharing agreement.

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

From time to time the Company will engage the services of Winther & Company an accounting firm owned by the husband of the Company’s CFO. Winther & Company provides bookkeeping, accounting and tax services to the Company. For the period from inception (July 12, 2013) to June 30, 2014 and for the year ended June 30, 2015 the Company incurred approximately $18,000 and $82,000, respectively in fees with Winther & Co. As of June 30, 2014 and 2015, the Company had Accounts Payable outstanding to related parties of $232 and $12,369, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Note Holder	Balance 6/30/2015	Unamortized Original Derivative Discount	Unamortized Original Issue Discount	Balance of Debt Discount	Balance, net of Discount 6/30/2015
Typenex Co-Investment, LLC	$163,131	$ (27,718)	$ (14,594)	$ (42,313)	$ 120,819
Typenex Co-Investment, LLC	89,056	(15,132)	(2,652)	(17,784)	71,273
Total Convertible Notes Payable	$252,188	$ (42,850)	$ (17,246)	$ (60,096)	$ 192,091

Notes Issued to Gotama Capital S.A.

On March 14, 2014, the Company closed the first of three tranches of a financing transaction pursuant to the terms of the Exchange Agreement. At the closing, the Company issued a convertible promissory note in the principal amount of $185,000 to Gotama Capital S.A. in exchange for cash proceeds of $185,000. The note bears interest at a rate of 8% per annum, with interest being payable on May 15th of each year that the note remains outstanding. The principal amount of the note is convertible at any time, in whole or in part, at the Company’s election or the election of the holder into shares of the Company’s common stock at a price equal to the greater of $0.15 or 90% of the average closing prices of the Company’s common stock for the ten trading days immediately preceding the applicable conversion date. Unless earlier converted or repaid, the principal amount of the note is due and payable on March 14, 2017. On April 10, 2014, the Company closed the second tranche of the financing contemplated pursuant to the terms of the Exchange Agreement. At the closing, the Company issued a convertible promissory note in the principal amount of $200,000 to the same investor in exchange for cash proceeds of $200,000. The note has the same terms as the note described above, except that unless earlier converted or repaid, the principal amount of the note is due and payable on April 10, 2017. On May 19, 2014, the Company closed the third tranche of the financing contemplated pursuant to the terms of the Exchange Agreement. At the closing, the Company issued a convertible promissory note in the principal amount of $175,000 to the same investor in exchange for cash proceeds of $149,881 and $25,000 of expenses paid on behalf of the Company, which the Company immediately recorded as its own expense. The note has the same terms as the notes described above, except that unless earlier converted or repaid, the principal amount of the note is due and payable on May 19, 2017. The Company may prepay the principal amount of the notes at any time, in whole or in part, without the prior written consent of the holder.

On June 30, 2015, the Company converted $614,340 at a price of $0.15 per share, representing the entire principal amount and all accrued interest of the three convertible promissory notes issued to Gotama Capital S.A., into an aggregate of 4,095,605 shares of the Company’s common stock, par value $0.001 per share (the “Conversion Shares”).  As a result of the conversion, the three notes issued to Gotama Capital are no longer outstanding.

Note Issued to Typenex Co-Investment, LLC.

On November 4, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which the Company concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “Company Note”). The principal amount includes an original issue discount of $80,000 plus an additional $7,500 to cover Investor's due diligence and legal fees in connection with the transaction. In consideration for the Company Note, Investor issued a series of promissory notes aggregating to the sum of $1,600,000 (the “Purchase Price”), consisting of an initial cash disbursement of $200,000 and the issuance to the Company of ten promissory notes, the first two promissory notes in a principal amount of $100,000 each and the remaining eight promissory notes in a principal amount of $150,000 (each an “Investor Note” and collectively, the “Investor Notes”). The Company Note and the Investor Notes each bear interest at the rate of 10% per annum and mature on April 4, 2019 and the Company’s obligations under the Company Note are secured by liens on the Investor Notes pursuant to the terms of a Security Agreement entered into by the Company in favor of the Investor. Subject to certain conditions, the Company may prepay the Company Note by making a payment equal to 125% of the then outstanding balance (including interest and other fees and amounts due). Each of the Investor Notes may be prepaid (and the Company may receive additional funds under the facility in excess of the initial $200,000 cash proceeds) only upon the mutual agreement of the parties.

On January 16, 2015, upon the mutual agreement of the parties, the Investor paid to the Company the sum of $102,028 as a prepayment of all of its obligations owed to the Company under the first Investor Note in the original principal amount of $100,000 dated November 4, 2014, issued by the Investor in favor of the Company.

The first two tranches were issued with an original issue discount of $20,472, of which $3,226 has been amortized to interest expense for the twelve months ended June 30, 2015, resulting in an unamortized balance of $17,246.

The Company recognized an additional debt discount of $48,975 on the first two tranches for the original fair value recognition of the derivative liability (discussed further below), of which $6,125 has been amortized to interest expense for the fiscal year ended June 30, 2015, resulting in an unamortized balance of $42,850.

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

On June 30, 2015 pursuant to the terms of the Company Note, the Company elected to deduct and offset the principal amount of $1,300,000 and all accrued interest thereon owing by the Investor under the remaining nine Investor Notes from the amount owed by the Company under the Company Note, leaving an outstanding balance of $252,188 under the Company Note as of June 30, 2015 and total unamortized debt discount of $60,096.

The Company Note provides that Investor may not convert the Company Note in an amount which would cause Investor to own more than 4.99%, or if the Company’s market capitalization (as defined in the Company Note) is less than $10,000,000, more than 9.99%, of the Company’s outstanding common stock.

The Company paid Pyrenees Investments $20,000 as a finder’s fee (equal to 10% of the gross proceeds) in connection with the first closing, $10,020 in connection with the second closing, and $16,000 as discussed in Note 11. The total finder’s fee of $46,020 was capitalized as deferred issuance costs and amortized over the term of the respective notes. As of June 30, 2015 unamortized deferred issuance costs were $39,258. Finance fees for the fiscal year ended June 30, 2015 were $6,762.

The Company evaluated the Company Note under the requirements of ASC 480 “Distinguishing Liabilities from Equity” and concluded that the note does not fall within the scope of ASC 480.

The Company then evaluated the Company Note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the Lender Conversion Price in the event of subsequent dilutive issuances by the Company, the Company determined that the Lender Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also determined that the Lender Conversion feature of the Company Note meets the definition of an embedded derivative that should be separated from the Company Note and accounted for as a derivative liability. The Company recorded an original valuation of $48,975 for the derivative liability. As of June 30, 2015, the Company had a derivative liability of $68,584 and reflected a change in derivative liability of $19,609 for the twelve month period ended June 30, 2015.

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

Derivative Liabilities

The convertible notes discussed above contain conversion features that result in an embedded derivative. The Company has recorded the fair value of each derivative as described above as a current liability in the consolidated balance sheet as of June 30, 2015. The change in fair value was recorded as other expense in the consolidated statement of operations for the year ended June 30, 2015.

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

The derivative liability is recognized in the consolidated balance sheet at fair value. Changes in the fair value of the derivative liability are reported in the consolidated statement of operations. The Company does not have any liabilities that reduce risk associated with hedging exposure and has not designated the derivative liability as a hedge instrument.

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of June 30, 2015. The Company categorized the derivative liability as Level 3 with a fair value of $68,584 as of June 30, 2015 using the Black-Scholes pricing model. The Company used the following input ranges: stock price $0.0099-$0.029; expected term 3.9-4.4 years; risk-free rate 0.26%-1.63%; and volatility 107.5%-245.7%. Unobservable inputs were the prevailing interest rates, the Company’s stock volatility and the expected term.

There have been no transfers between Level 1, Level 2, or Level 3 categories. Level 3 as of June 30, 2014 was $0; Level 3 additions for the twelve months ended June 30, 2015 were $48,975 for the initial recognition with $19,609 valuation adjustment at June 30, 2015 ; Level 3 at June 30, 2015  was $68,584.

NOTE 11 –NOTES PAYABLE

Note Holder	Balance 6/30/2015	Unamortized Original Issue Discount	Balance, net of Discount 6/30/2015
Typenex Unsecured Short Term	$ 245,000	$ (34,098)	$ 210,902
B of I Bank	153,655	-	153,655
The Hartford	13,001	-	13,001
Bank of the West - short term portion	7,211	-	7,211
Total Short Term Notes Payable	$ 418,867	$ (34,098)	$ 384,769

Bank of the West - long term portion	$ 29,189	$ -	$ 29,189
Total Long Term Notes Payable	$ 29,189	$ -	$ 29,189

Bank of the West

On December 29, 2014, Kyle Winther, the Company’s CEO, entered into a vehicle financing agreement with the Bank of the West. Pursuant to the agreement, the amount financed was $39,275, payable in 48 monthly payments plus accrued interest at a rate of 3.9%. In January 2015, the Company agreed to assume the payments on this loan and capitalized the vehicle (see Note 15). As of June 30, 2015 the outstanding balance was $36,400, with $7,211 and $29,189 classified as short term and long term, respectively.

Facilities with B of I Federal Bank

On January 2, 2015, the Company entered into a Business Loan and Security Agreement with B of I Federal Bank (the “Bank”).  Pursuant to the agreement, the Company borrowed $200,000 from the Bank and received net proceeds of $195,000 USD after deducting an origination fee of $5,000.  The loan was payable in 147 payments of $1,728 due each business day beginning on and after January 5, 2015, with the initial total repayment amount (subject to certain exceptions) being equal to $254,000.

On June 2, 2015, the Company entered into a new Business Loan and Security Agreement with the Bank.  Pursuant to the agreement, the Company borrowed $175,000 from the Bank and received net proceeds of $104,071 after deducting an origination fee of $1,875 and the repayment of $69,054 in full satisfaction of the Company’s remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on January 2, 2015.  The new loan is payable in 126 payments of $1,708.33 due each business day beginning on June 3, 2015, with the total repayment amount (subject to certain exceptions) being equal to $215,249.58 (the “Total Repayment Amount”). As of June 30, 2015 the outstanding balance was $153,655.

The new loan may be prepaid in whole by the Company at any time by paying the Bank an amount equal to the Total Repayment Amount (subject to certain fees) less (i) the amount of any loan payments made prior to such prepayment and (ii) the product of 0.25 and the aggregate amount of unpaid interest remaining on the loan as of the prepayment date.

The new loan is secured by all personal property of the Company and is also personally guaranteed by Lori Winther, the Company’s Chief Financial Officer and a director of the Company, Kyle Winther, the Company’s Chief Executive Officer and a director of the Company, and Gary Perlingos, the Company’s President and a director of the Company.  If an event of default occurs under the agreement, all obligations owing by the Company to the Bank under the agreement will, at the Bank’s election, become immediately due and payable and the Bank may exercise its rights as a secured creditor.

Typenex Co-Investment Note

On June 4, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company, pursuant to which the Company concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “June Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover the investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction. The original issue discount was recorded as debt discount and amortized to interest expense over the life of the note.  In consideration for the June Note, the investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The June Note matures on December 4, 2015.  The Company may prepay all or a portion of the amount owed earlier than it is due without penalty. As of June 30, 2015 the outstanding balance was $245,000.

Interest does not accrue on the unpaid principal balance of the June Note unless an event of default occurs.  Upon the occurrence of an event of default, the outstanding balance of the June Note will bear interest at the lesser of the rate of 18% per annum or the maximum rate permitted by applicable law.  In addition, if an event of default occurs under the June Note, the investor may declare all unpaid principal, plus all accrued interest and other amounts due under the June Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the June Note as of the date of the applicable event of default, plus all interest, fees and charges that may accrue on such outstanding balance thereafter.

The Company paid MSC-BD, LLC $16,000 as a finder’s fee (equal to 8% of the net proceeds) in connection with financing from the investor.

Other short term facilities

Effective May 29, 2015, the Company entered into an Agreement to finance its annual Workers Compensation insurance coverage. The insurance coverage is provided through The Hartford. The amount of the policy is $18,871 with $18,871 being financed at 2.2% over 12 months with an initial payment of $4,425 and 10 monthly payments of $1,444. At June 30, 2015, the premium obligation due under the Agreement was $13,001.

Effective July 10, 2014, the Company entered into an Agreement to finance its annual General Liability insurance coverage. The insurance coverage is provided through Lloyds of London. The amount of the policy is $52,359 with $43,953 being financed at 11% over 10 months with a monthly payment of $4,619.93. At June 30, 2015, the remaining premium obligation due under the Agreement was $0.

Effective August 22, 2014, the Company entered into an Agreement to finance its annual Director’s and Officer’s insurance coverage. The insurance coverage is provided through Lloyds of London. The amount of the policy is $129,062.50 with $112,500.00 being financed at 5.35% over 9 months with a monthly payment of $12,780.30. At June 30, 2015, the remaining premium obligation due under the Agreement was $0.

NOTE 12 – DELITE ACQUISITION

As described in Note 4, the Company acquired Delite as part of the transactions contemplated by the Exchange Agreement on March 26, 2014. This transaction was a share exchange and was treated as a business acquisition. The balance sheet of Delite has been consolidated with the Company as of June 30, 2014 and the activity subsequent to acquisition has been consolidated with the Company’s operations. As June 30, 2014, Delite had total assets of $120,992, total liabilities of $303,837 and total equity of $(182,845). Delite balances were carried over at historical cost.

Below is a summarized presentation of unaudited pro-form results of operations with Delite for the period from inception (July 12, 2013) to June 30, 2014:

	Delite	Vapor	Company	Elimination	Pro-Forma
Revenue	$ 1,446,749	$ 513,811	$ -	$ (346,077)	$ 1,614,483
Cost of revenue	858,128	280,181	-	(280,181)	858,128
Gross profit	588,621	233,630	-	(65,895)	756,355
General and administrative expense	992,090	259,558	25,149	(65,895)	1,210,902
Other income	-	29,999	9,019	-	39,018
Income tax provision	1,963	6,702	-	-	8,665
Net loss	$ (405,432)	$ (2,631)	$ (16,130)	$ -	$ (424,194)

NOTE 13 – INCOME TAX

The provision for income taxes was determined by applying the statutory federal income tax rate to net income before income taxes and is as follows for the period from inception (July 12, 2013) to June 30, 2014 and for the year ended June 30, 2015:

	2014	2015
Federal tax	$3,751	$-
State tax	$3,328	$2,400

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2014	2015
Statutory federal income tax rate	(34)%	(34)%
State taxes, net of federal benefit	10%	(3)%
Other	22%	(2)%
	(2)%	(39)%

NOTE 14 – LOSS PER COMMON SHARE

A summary of the net loss and shares used to compute net loss per share for the period from inception (July 12, 2013) to June 30, 2014 and for the year ended June 30, 2015 is as follows:

	2014	2015
Net loss for computation of basic and dilutive net (loss) per share	$(423,606)	$(613,997)
Basic and dilutive net (loss) per share	$(0.01)	$(0.01)
Basic and dilutive weighted average shares outstanding	$68,060,001	$68,164,099

NOTE 15 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2014	June 30, 2015
Automobile	$-	$36,976
Computer	12,895	16,756
Furniture and equipment	97,300	106,568
Leasehold improvements	17,539	44,300
Accumulated depreciation	(23,003)	(45,054)
Property and equipment, net	$104,731	$159,546

NOTE 16 – SUBSEQUENT EVENTS

Note Payable

On August 12, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (the “Investor”), pursuant to which the Company concurrently issued to the Investor a Promissory Note in a principal amount of $245,000 (the “Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover the Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction (the “Transaction Costs”).  In consideration for the Note, the Investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the Transaction Costs.  The Note matures on February 12, 2016.  The Company may prepay all or a portion of the amount owed earlier than it is due without penalty and if the Company prepays $225,000 on or before November 9, 2015, the Note will be deemed paid in full.

Interest does not accrue on the unpaid principal balance of the Note unless an event of default occurs.  Upon the occurrence of an event of default, the outstanding balance of the Note will bear interest at the lesser of the rate of 18% per annum or the maximum rate permitted by applicable law.  In addition, if an event of default occurs under the Note, the Investor may declare all unpaid principal, plus all accrued interest and other amounts due under the Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the Note as of the date of the applicable event of default, plus all interest, fees and charges that may accrue on such outstanding balance thereafter.

Iliad Research and Trading, L.P. is an affiliate of Typenex Co-Investment, LLC, a Utah limited liability company.  The Company is party to debt facilities with Typenex Co-Investment, LLC which were entered into on November 4, 2014 and June 4, 2015, respectively.

Lease Commitments

On September 1, 2015, the Company entered into a Commercial Lease Agreement with the Winther Family Trust, pursuant to which the Company will lease the property located at 1871 Tapo Street, Simi Valley, CA 93065 (the “Premises”), for a term of 60 months commencing on September 1, 2015. The Company will pay a base rent of $5,650 per month for the duration of the term. The Premises is replacing the Company’s prior facility located at 67 W. Easy Street, Unit 115, Simi Valley, CA 93065 and will serve as the Company’s primary office location. In addition to providing office space, the approximately 5,000 square foot facility will also be used for warehousing and shipping.

The lessor of the Premises, the Winther Family Trust, is controlled by Niels Winther and Lori Winther. Both Niels Winther and Lori Winther are Directors of the Company, and Lori Winther also serves as the Company’s Chief Financial Officer and Secretary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in our Current Report on Form 8-K filed on April 3, 2015, our Board approved the engagement of Hartley Moore Accountancy Corporation as our independent registered public accounting firm effective March 30, 2015. There were no disagreements or reportable events related to the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Company’s disclosure controls are not effective due to limited accounting and reporting personnel and a lack of expertise and segregation of duties due to limited financial resources and the size of our company. We will need to adopt additional disclosure controls and procedures.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.  Based on this assessment, management concluded that as of June 30, 2015, our Company’s internal control over financial reporting was not effective primarily due to the limited size of our staff and budget.

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

The Company's plan to remediate those material weaknesses is as follows:

To improve the effectiveness of the accounting group, the company uses the firm of Winther and Company CPA’s to augment existing resources, to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions.  The Company also recently hired a full-time accounting manager to maintain the Company’s books and records under the supervision of the CFO.  The Company plans to further mitigate its accounting deficiencies by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.

The company is also in the process of adopting specific internal control mechanisms with its Board of Directors’ and executive officers’ collaboration to ensure effectiveness as the company grows. The company is presently engaging an outside consultant to assist in adopting new measures to improve upon its internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the Board of Directors to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update the company’s financial reporting.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Kyle Winther	30	Chief Executive Officer and Director
Lori Winther	58	Chief Financial Officer, Treasurer, Secretary and Director
Gary Jacob Perlingos	34	President, Chief Technology Officer and Director
Niels Winther	59	Chairman of the Board
Justin Moreno	33	Chief Operating Officer, Director

Kyle Winther has served as a director of our company since March 14, 2014.  Mr. Winther also became our Chief Executive Officer on March 14, 2014 and served in such capacity until the appointment of Andrew Birnbaum as Chief Executive Officer on March 24, 2014, at which point in time Mr. Winther became our Chief Operating Officer.  Following Mr. Birnbaum’s resignation on July 8, 2014, Mr. Winther was re-appointed as our Chief Executive Officer and resigned from his position as our Chief Operating Officer in connection with the appointment of Justin Moreno to such position on August 8, 2014.  Mr. Winther is a founding shareholder of Delite Products, Inc., formed in 2008, and Vapor Hub, Inc., formed in 2013, each of which were our wholly owned subsidiaries until their merger into Vapor Hub International Inc. on May 18, 2015, and served as President and Chief Executive Officer of each of these companies since their respective dates of formation.  Since 2008, Mr. Winther has also been instrumental in the development of our products.  Mr. Winther is a graduate of Cal State University-Northridge where he earned a B.S. in Business Administration/Marketing.  We believe that Mr. Winther is qualified to sit on our board of directors due to his extensive experience in the vaping industry and because of his sales and marketing skills.

Lori Winther became our Chief Financial Officer, Treasurer and Secretary and was appointed as a director of the company on March 14, 2014.  Ms. Winther is an original founder of each of our former subsidiaries, Vapor and Delite.  Prior to founding our subsidiaries, Ms. Winther served as the office manager for the Certified Public Accounting firm – Winther and Company CPA’s, Inc., as well as its affiliate, Winthco Wealth Management, acting for both since 1989.  Ms. Winther remains a Vice President of Winther and Company today.  Ms. Winther’s seasoned experience contributes to the administrative stability and financial solvency of the company.  Ms. Winther is a graduate of Moorpark Community College with a A.A. in Business Administration.  We believe that Ms. Winther is qualified to sit on our board of directors due to her extensive administration and human resources experience and financial expertise.

Gary Jacob Perlingos became our President and Chief Technology Officer and was appointed as a director of the company on March 14, 2014.  Mr. Perlingos joined our former subsidiary, Delite, in 2013.  Mr. Perlingos has held a variety of positions within his career, including acting as a freelance designer and developer of websites for a period of twelve years, serving as Director of Design Development at Homebase Learning Institute, a start-up on-line education company from 2010 to 2012 and serving as Senior Web Developer, performing web integrations for 4-Over, Inc., one of the largest trade printers in the United States from 2012 to 2013.  Prior to his position at Homebase Learning Institute, Mr. Perlingos was a partner at a boutique web design firm, Artifice Studios, from 2009 to 2012.  Mr. Perlingos began his career in the mortgage industry where he worked in various operational capacities from 2000 to 2009.  We believe that Mr. Perlingos is qualified to sit on our board of directors due to his entrepreneurial experience and his branding, marketing and operational expertise.

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

We do not have a nominating committee for persons to be proposed as directors for election to our board of directors. The duties and functions performed by such committee are performed by our board of directors. We do not have any restrictions on stockholder nominations under our articles of incorporation, however, our bylaws do contain advance notice requirements for stockholder nominations for directors. Other restrictions are those applicable generally under the Nevada Revised Statutes and the federal proxy rules. Currently, our entire board of directors decides on nominees, on the recommendation of one or more members of our board of directors. We are not a “listed issuer” under SEC rules and are therefore not required to have a nominating committee comprised of independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and beneficial owners of more than 10% of a registered class of our equity securities, file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

Based solely on our review of the copies of such reports received by us and written representations from certain reporting persons that they have complied with the relevant Section 16(a) filing requirements, other than as follows the Company is not aware of any instances of noncompliance with the Section 16(a) filing requirements by any executive officer, director and or beneficial owner of more than 10% of a registered class of the Company’s equity securities during the year ended June 30, 2015:  one report on Form 3 was filed late by each of Lori Winther, Niels Winther, Kyler Winther, Gary Jacob Perlingos and Justin Moreno.

Indemnification

We are a Nevada corporation. The Nevada Revised Statutes and certain provisions of our articles of incorporation, as amended, and bylaws under certain circumstances provide for indemnification of our officers, directors and controlling persons against liabilities which they may incur in such capacities. A summary of the circumstances in which such indemnification is provided for is contained herein, but this description is qualified in its entirety by reference to our articles of incorporation and bylaws and to the statutory provisions.

In general, any officer, director, employee or agent may be indemnified against expenses, fines, settlements or judgments arising in connection with a legal proceeding to which such person is a party, if that person is not liable due to conduct that constituted a breach of his or her fiduciary duties and such breach involved intentional misconduct, fraud or a knowing violation of law, and that person’s actions were in good faith, were believed to be in our best interest, and were not unlawful. Indemnification may not be made for any claim as to which the person seeking indemnity has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable to our company unless the court in which the action or suit was brought or another court of competent jurisdiction determines that in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as such court deems proper. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of our board of directors, by legal counsel, or by a vote of our stockholders, that the applicable standard of conduct was met by the person to be indemnified. Under our articles of incorporation, as amended, and bylaws, we will advance expenses incurred by officers, directors, employees or agents who are parties to or are threatened to made parties to any threatened, pending or completed action by reason of the fact that such person was serving in such capacity, prior to the disposition of such action and promptly following request therefor, upon receipt of an undertaking by or on behalf of such person to repay such advances if it should be determined ultimately that such person is not entitled to indemnification.

The circumstances under which indemnification is granted in connection with an action brought on our behalf is generally the same as those set forth above; however, with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action. Indemnification may also be granted pursuant to the terms of agreements which may be entered in the future or pursuant to a vote of stockholders or directors. The Nevada Revised Statutes also grant us the power to purchase and maintain insurance which protects our officers and directors against any liabilities incurred in connection with their service in such a position, and we have obtained such a policy.

A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification by us is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

1871 Tapo Street

Simi Valley, CA 93063

Tel.: (805) 309-0530

Any amendment or waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed on our website within four business days.

ITEM 11. EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation paid to each person who served as our principal executive officer and to each of our other two most highly compensated executive officers during our fiscal year ended June 30, 2015, and information concerning all compensation paid for services rendered to us in all capacities for such fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options ($)	All Other Compensation ($)	Total ($)
Kyle Winther,	2015	98,000	-	-	21,107 (1)	119,107
CEO, Director	2014	38,000	10,000	-	20,173 (1)	68,173

Lori Winther,	2015	98,000	-	-	17,462 (2)	115,462
CFO, Treasurer, Secretary, Director	2014	38,000	10,000	-	19,890 (2)	67,890

Gary Jacob Perlingos,	2015	98,000	-	-	16,947 (3)	114,947
President, Chief Technology Officer, Director	2014	38,000	10,000	-	19,048 (3)	67,048

Andrew Birnbaum(4),	2015	4,524	-	-	16,000	20,524
Former CEO, Former Director	2014	72,619	-	-	3,000	75,619

Justin Moreno(5),	2015	130,000	-	2,100	-	132,100
Chief Operating Officer, Director	2014	-	-	-	-	-

(1)

For the fiscal year ended June 30, 2015, this amount consists of an automobile allowance ($6,444), company owned or leased property for personal use ($7,680), and health benefits ($6,973). For the period from inception (July 12, 2013) to June 30, 2014, this amount consists of an automobile allowance ($8,202), company owned or leased property for personal use ($1,500), health benefits ($4,113) and management fees received from Vapor ($6,358).

(2)

For the fiscal year ended June 30, 2015, this amount consists of an automobile allowance ($6,642) and health benefits ($8,820). For the period from inception (July 12, 2013) to June 30, 2014, this amount consists of an automobile allowance ($9,570), company owned or leased property for personal use ($1,500) and health benefits ($8,820).

(3)

For the fiscal year ended June 30, 2015, this amount consists of health benefits ($16,947). For the period from inception (July 12, 2013) to June 30, 2014, this amount consists of health benefits ($12,690) and management fees received from Vapor ($6,358).

(4)

Mr. Birnbaum became our Chief Executive Officer and a director of the company on March 24, 2014, and resigned from his office and directorship on and effective July 8, 2014.  Mr. Birnbaum received an automobile allowance of $3,000 in the period ended June 30, 2014. In 2015, Mr. Birnbaum was paid $15,000 in connection with that certain Employee Separation and General Release Agreement with the Company dated October 8, 2014 which is further described below and also received $1,000 as an automobile allowance in the fiscal year ended June 30, 2015.

(5)

Mr. Moreno was granted an option to purchase 60,000 shares of our common stock at an exercise price per share of $0.0419 on June 30, 2015.  The option expires on June 30, 2025 and was fully exercisable upon grant.  The value of the option award in the above table represents the grant date fair value computed in accordance with FASB ASC Topic 718.  For the assumptions used in the valuation, please see Note 4 to our Consolidated Financial Statements.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.  We did not grant bonuses to our executive officers in 2015 in an effort to preserve cash.

On February 2, 2015, our Board of Directors and holders of 55.8% of our outstanding common stock (or 38,000,001 shares of 68,060,001 issued and outstanding shares) acting by written consent approved the adoption of our 2015 Omnibus Incentive Plan (the “2015 Plan”).  The 2015 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), restricted stock, restricted stock units, stock appreciation rights, performance-based awards, dividend equivalents, stock payments and deferred stock units to eligible participants. Eligible participants include officers, employees, non-employee directors and certain consultants and advisers. The aggregate number of shares of the Company’s common stock authorized for issuance under the 2015 Plan is 20,400,000, subject to adjustment as described in the 2015 Plan.  As of October 1, 2015, none of our executive officers other than Justin Moreno have received awards under our 2015 Stock Incentive Plan.

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

Pursuant to the interim agreement, Mr. Birnbaum received a monthly salary of $20,000 and a monthly vehicle allowance of $1,000.  The agreement also contemplated the issuance of 6,600,000 shares of common stock to Mr. Birnbaum, a bonus payment similar to any bonuses granted to other executives and a bonus of 15% of net profits received from certain internet related assets provided by Mr. Birnbaum to the company. No bonuses were earned by or paid to Mr. Birnbaum during his tenure with the company.

On October 8, 2014, but effective as of September 30, 2014, the Company and Mr. Birnbaum entered into an Employment Separation and General Release agreement (the “Release Agreement”) in connection with Mr. Birnbaum’s resignation from the Company on July 8, 2014.  The Release Agreement has the effect of terminating, effective as of July 8, 2014, the Interim Agreement for the Appointment of the Chief Executive Officer entered into between the Company and Mr. Birnbaum on March 24, 2014.

The Release Agreement provides that all remaining rights and obligations of the Company and Mr. Birnbaum under the interim agreement are terminated as of July 8, 2014, including all rights of Mr. Birnbaum to receive 6,600,000 shares of the Company’s common stock.

Other than as described above, we have not entered into any employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock options and stock awards held by each of the named executive officers as of June 30, 2015.

		Option Awards
		Number of Securities underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
Name	Grant Date	(#) Exercisable	(#) Unexercisable
Justin Moreno	6/30/15	60,000(1)	-	$0.0419	6/30/25

(1)

These options were fully exercisable upon grant and are not subject to vesting.

None of the executive officers listed above exercised options during the fiscal year ended June 30, 2015.

Compensation of Directors

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ending June 30, 2015.  We do not pay management directors for Board service in addition to their regular employee compensation.

Name	Fees earned or paid in cash($)	Option Awards ($)	All other compensation ($)	Total($)
Niels Winther	-	$7,000(1)	-(2)	$7,000

(1)

Mr. Winther was granted options to purchase 200,000 shares of our common stock at an exercise price of $0.0419 per share on June 30, 2015.  The options expire on June 30, 2025.  The options were fully-exercisable upon grant and are not subject to vesting.  The amount represents the grant date fair value of the award calculated in accordance with ASC Topic 718. See Note 4 to our consolidated financial statements in this Form 10-K for details as to the assumptions used to determine the fair value of the awards.

(2)

Niels Winther is the President of Winther & Company, an accountancy corporation.  Winther & Company was paid $82,000 for services rendered to the company during our fiscal year ended June 30, 2015.

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

In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days, through the exercise of a warrant or stock option, conversion of a convertible security or otherwise. Unless otherwise indicated, each person in the table will have sole voting and investment power with respect to the shares shown. For purposes of this table, shares not outstanding which are subject to issuance on exercises of stock options or conversion of a note that are held by one or more person(s) are deemed to be outstanding for the purpose of computing the percentage(s) of outstanding shares beneficially owned by such person(s) but are not deemed to be outstanding for the purpose of computing the percentage for any other person. The table assumes a total of 72,455,606 shares of our common stock outstanding as of October 13, 2015.  Unless otherwise indicated, the address of each of the executive officers and directors and greater than 5% stockholders named below is c/o Vapor Hub International Inc., 1871 Tapo Street, Simi Valley, CA 93063.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Kyle Winther	12,666,667	17.5%
(Chief Executive Officer and Director)
Lori Winther	12,666,667	17.5%
(Chief Financial Officer, Treasurer, Secretary and Director)
Gary Jacob Perlingos	12,666,667	17.5%
(President, Chief Technology Officer and Director)
Justin Moreno (1)	60,000	*
(Chief Operating Officer, Director)
Niels Winther (2)	200,000	*
(Chairman of the Board)
Andrew Birnbaum	-	-
(former Director and former Chief Executive Officer)(3)
All directors and executive officers as a group (six persons) (4)	38,260,001	52.6%
5% Stockholders
None

*less than 1%

(1) Consists of options to purchase 60,000 shares of common stock.

(2) Consists of options to purchase 200,000 shares of common stock.

(3) Mr. Birnbaum resigned from his position as Chief Executive Officer and as a Director of the company on July 8, 2014.

(4)Consists of options to purchase 260,000 shares of common stock and 38,000,001 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of June 30, 2015.

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	310,000	$0.0419	20,090,000
Equity compensation plans not approved by security holders	-	-	-

(1)

Consists of shares underlying our 2015 Omnibus Incentive Plan, of which an aggregate of 20,400,000 shares have been reserved for issuance. All outstanding awards under the 2015 Omnibus Incentive Plan consist of stock options.

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

As of June 30, 2014 and 2015, the Company had a balance of $101,378 and $96,312, respectively, outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company), as well a Chase Bank Line of Credit (which was extended to the Company, though owed personally by Niels & Lori Winther). The outstanding balances are unsecured, non-interest bearing and repayable upon demand.  Each of Kyle Winther and Lori Winther also own in excess of 5% of our common stock.

From time to time the Company will engage the services of Winther & Company, CPAs to provide bookkeeping, accounting and tax services to the Company. For the year ended June 30, 2015 the Company incurred approximately $82,000 in fees with Winther & Company. As of June 30, 2014 and 2015 the Company had Accounts Payable outstanding to related parties of $232 and $12,369, respectively.

The Company entered into a Management Agreement with Kyle Winther and Gary “Jake” Perlingos who are each greater than 5% shareholders, directors and officers of the Company related to operational supervision of the company’s retail stores in Simi Valley and Chatsworth, CA.  Each of them was to receive 2.5% each (for a total of 5%) of the monthly revenue generated from each respective lounge.  The Agreement commenced September 1, 2013 and was scheduled to continue until terminated by agreement of the parties. Effective February 1, 2014, the parties agreed to terminate the Management Agreement.  Prior to the termination of the agreement, each of Mr. Winther and Mr. Perlingos received approximately $6,400 pursuant to the terms of the Management Agreement.  An additional Management Agreement was entered into between Delite and Vapor, which relates to the provision of administrative support to Vapor.  Pursuant to the agreement, Delite received a fee of $10,000 per month from Vapor. The Agreement commenced October 1, 2013 and was scheduled to continue until terminated by agreement of the parties. Effective March 1, 2014, the parties agreed to terminate the Management Agreement.

On December 29, 2014, Kyle Winther entered into a vehicle financing agreement with the Bank of the West. Pursuant to the agreement, the amount financed was $39,275, payable in 48 monthly payments plus accrued interest at a rate of 3.9%. In January 2015, the Company agreed to assume the payments on this loan and capitalized the vehicle (see Note 15). As of June 30, 2015 the outstanding balance was $36,400.

On January 2, 2015, the Company entered into a Business Loan and Security Agreement with B of I Federal Bank (the “Bank”).  Pursuant to the agreement, the Company borrowed $200,000 from the Bank and received net proceeds of $195,000 USD after deducting an origination fee of $5,000.  Prior to its repayment on June 2, 2015, this loan was secured by all personal property of the Company and was also personally guaranteed by Lori Winther, Kyle Winther and Gary Perlingos.

On June 2, 2015, the Company entered into a new Business Loan and Security Agreement with the Bank.  Pursuant to the agreement, the Company borrowed $175,000 from the Bank and received net proceeds of $104,071 after deducting an origination fee of $1,875 and the repayment of $69,054 in full satisfaction of the Company’s remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on January 2, 2015.  The new loan is secured by all personal property of the Company and is also personally guaranteed by Lori Winther, Kyle Winther and Gary Perlingos.

On September 1, 2015, the Company entered into a Commercial Lease Agreement with the Winther Family Trust, pursuant to which the Company will lease the property located at 1871 Tapo Street, Simi Valley, CA 93065 (the “Premises”), for a term of 60 months commencing on September 1, 2015. The Company will pay a base rent of $5,650 per month for the duration of the term. The Premises is replacing the Company’s prior facility located at 67 W. Easy Street, Unit 115, Simi Valley, CA 93065 and will serve as the Company’s primary office location. In addition to providing office space, the approximately 5,000 square foot facility will also be used for warehousing and shipping.  The lessor of the Premises, the Winther Family Trust, is controlled by Niels Winther and Lori Winther.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by NASDAQ Listing Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the fees for professional audit services rendered by our principal accountants, Anton & Chia, LLP and Hartley Moore Accountancy Corporation for the audit of our annual consolidated financial statements for the years ended June 30, 2015 and for the period from inception (July 12, 2013) to June 30, 2014.  On March 30, 2015, our Board of Directors approved the engagement of Hartley Moore Accountancy Corporation as our new independent registered public accounting firm and, also on March 30, 2015, Anton & Chia, LLP was dismissed as our independent registered public accounting firm.  All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of our board of directors.

	From Inception (July 12, 2013) to June 30 2014	For the Fiscal Year Ended June 30, 2015

Audit fees (1)	$85,694	$45,360
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$85,684	$45,360

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

VAPOR HUB INTERNATIONAL INC.
a Nevada Corporation

Date: October 13, 2015	/s/ LORI WINTHER
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

Name	Title	Date

/S/ KYLE WINTHER Kyle Winther	Chief Executive Officer and Director (Principal Executive Officer)	October 13, 2015

/S/ LORI WINTHER Lori Winther	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	October 13, 2015

/S/ Gary Jacob Perlingos Gary Jacob Perlingos	President, Chief Technology Officer and Director	October 13, 2015

/S/ Justin Moreno Justin Moreno	Chief Operating Officer and Director	October 13, 2015

/S/ NIELS WINTHER Niels Winther	Chairman of the Board	October 13, 2015

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Certificate of withdrawal of Certificate of Designation	8-K	000-55363	3.1	2/6/2015
3.2	Amended and Articles of Incorporation of the Registrant	8-K	000-55363	3.2	2/6/2015
3.3	Amended and Restated Bylaws of the Registrant	8-K	000-55363	3.3	2/6/2015
3.4	Articles of Merger filed with an effective date of March 14, 2014 with the Nevada Secretary of State on February 14, 2014	8-K	000-55363	3.1	3/6/2014
10.1	Share Exchange Agreement among the Registrant, Delite Products, Inc., Vapor Hub, Inc., and the Shareholders of Delite and Vapor Hub, Inc., dated February 14, 2014.	8-K	333-173438	10.1	2/18/2014
10.2	Form of Subscription Agreement for Note Purchases on March 14, 2014, April 10, 2014 and May 19, 2014	10-Q	333-173438	10.2	5/15/2014
10.3	Lease Agreement dated August 5, 2013 by and Between the Registrant and S.B.P.W., LLC, as amended by Amendment No. 1 and Amendment No. 2.	10-K	333-173438	10.3	9/29/2014
10.4*	Interim Agreement for Employment of Chief Executive Officer dated March 24, 2014, by and among the Registrant, Andrew Birnbaum and SmartCloud Technologies, Inc.	10-K	333-173438	10.4	9/29/2014
10.5	Securities Purchase Agreement, dated as of November 4, 2014, by and between the Registrant and Typenex Co-Investment, LLC	8-K	333-173438	10.1	11/10/2014
10.6	Secured Convertible Promissory Note, dated as of November 4, 2014, by the Registrant in favor of Typenex Co-Investment, LLC	8-K	333-173438	10.2	11/10/2014
10.7	Investor Note #1 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.3	11/10/2014
10.8	Investor Note #2 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.4	11/10/2014
10.9	Investor Note #3 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.5	11/10/2014
10.10	Investor Note #4 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.6	11/10/2014
10.11	Investor Note #5 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.7	11/10/2014
10.12	Investor Note #6 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.8	11/10/2014

10.13	Investor Note #7 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.9	11/10/2014
10.14	Investor Note #8 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.1	11/10/2014
10.15	Investor Note #9 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.11	11/10/2014
10.16	Investor Note #10 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.12	11/10/2014
10.17	Security Agreement, dated as of November 4, 2014, by the Registrant in favor of Typenex Co-Investment, LLC	8-K	333-173438	10.13	11/10/2014
10.18	Business Loan and Security Agreement between B of I Federal Bank and the Registrant dated January 2, 2015.	10-Q	000-55363	10.14	2/17/2015
10.19*	Vapor Hub International Inc. 2015 Omnibus Incentive Plan.	8-K	000-55363	10.1	2/6/2015
10.20	Business Loan and Security Agreement, dated as of June 2, 2015, by and between the Company and BofI Federal Bank.	8-K	000-55363	10.1	6/8/2015
10.21	Note Purchase Agreement, dated as of June 4, 2015, by and between the Company and Typenex Co-Investment, LLC.	8-K	000-55363	10.2	6/8/2015
10.22	Form of Promissory Note issued to Typenex Co-Investment, LLC on June 4, 2015.	8-K	000-55363	10.3	6/8/2015
10.23	Note Purchase Agreement, dated as of August 12, 2015, by and between the Company and Iliad Research and Trading, L.P.	8-K	000-55363	10.1	8/18/2015
10.24	Promissory Note issued to Iliad Research and Trading, L.P. on August 12, 2015.	8-K	000-55363	10.2	8/18/2015
10.25	Triple Net Lease Agreement by and between the Winther Family Trust and the Registrant.					X
10.26*	Employment Separation and General Release Agreement, dated as of October 8, 2014, with Andrew Birnbaum	10-Q	333-173438	10.1	11/14/2014
14.1	Vapor Hub International Inc. Code of Ethical Conduct.	10-K	333-173438	14.1	9/29/2014
21.1	Subsidiaries of Vapor Hub International Inc.					X
23.1	Consent of Hartley Moore Accountancy Corporation, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_________________________________________

#

Furnished herewith.

* Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K