Form 10-Q
period 2015-09-30
VAPOR HUB INTERNATIONAL INC.
filed 2015-11-16
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.

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

As of November 16, 2015, the issuer had 72,455,606 shares of common stock issued and outstanding.

VAPOR HUB INTERNATIONAL INC.
TABLE OF CONTENTS

Part I.  Financial Information

		Page No.

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets of Vapor Hub International Inc. as of September 30, 2015 (Unaudited) and June 30, 2015		3
Unaudited Condensed Consolidated Statements of Operations of Vapor Hub International Inc. for the three months ended September 30, 2015 and September 30, 2014.		4
Unaudited Condensed Consolidated Statements of Cash Flows of Vapor Hub International Inc. the three months ended September 30, 2015 and September 30, 2014.		5
Notes to Unaudited Condensed Consolidated Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II. Other Information

Item 1A.	Risk Factors	27

Item 6.	Exhibits	28

SIGNATURES		29

PART I:  FINANCIAL INFORMATION

Item 1.

Financial Statements

VAPOR HUB INTERNATIONAL INC.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2015	2015
	(unaudited)
Assets
Current assets
Cash	$ 159,111	$ 351,081
Accounts receivable	9,330	9,511
Inventory	500,008	323,784
Prepaid expenses	200,015	61,269
Deferred finance costs	46,993	39,258
Other current assets	11,054	9,474
Total current assets	926,511	794,377
Fixed assets, net	157,516	159,546
Deposits	14,341	6,895
Total assets	$ 1,098,368	$ 960,818

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$ 574,143	$ 509,618
Deferred income	52,831	82,499
Notes payable - short term	656,347	384,769
Loans from related parties	60,124	96,312
Equipment leases payable	4,369	5,440
Convertible notes payable, net of unamortized debt discount	90,625	192,091
Derivative liabilities	114,067	68,584
Total current liabilities	1,552,506	1,339,313
Long term liabilities
Notes payable- long term	27,698	29,189
Long term liabilities	27,698	29,189
Total liabilities	1,580,204	1,368,502
Stockholders' deficit
Preferred Stock, $0.001 par value, 10,000,000 authorized, 0 issued and outstanding as of September 30, 2015 and June 30, 2015, respectively
Common stock, $0.001 par value, 1,010,000,000 shares authorized; 72,455,606 issued outstanding as of September 30, 2015 and June 30, 2015, respectively	72,456	72,456
Additional paid-in-capital	557,463	557,463
Accumulated deficit	(1,111,755)	(1,037,603)
Total stockholders' deficit	(481,836)	(407,684)
Total liabilities and stockholders' deficit	$ 1,098,368	$ 960,818

The accompanying notes are integral part of these condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014

Revenue	$ 1,962,345	$ 1,371,550
Cost of revenue	1,203,842	743,323
Gross profit	758,503	628,227
General and administrative expenses	701,741	563,283
Net income (loss) from operations	56,762	64,944

Other income (expense)
Interest expense	(32,686)	(19,657)
Finance fees	(9,765)	-
Interest expense- amortization of debt discount	(42,181)	-
Change in derivative liability	(45,483)	-
Other income (expense)	(130,115)	(19,657)
Income (loss) before taxes	(73,353)	45,287
Income tax provision	800	800
Net income (loss)	$ (74,153)	$ 44,487

Net income (loss) per share:
Basic	$ (0.00)	$ 0.00

Diluted	$ (0.00)	$ 0.00

Weighted average shares outstanding:
Basic	72,455,606	68,060,001

Diluted	74,455,606	68,060,001

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Operating Activities
Net income (loss)	$ (74,153)	$ 44,487
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,764	4,360
Amortization of debt discount on convertible note	1,165	-
Amortization of debt discount on short term note	38,179	-
Amortization of deferred finance costs	14,765	-
Amortization of derivative debt discount	2,837	-
Change in derivative liability	45,483	-
Changes in operating assets and liabilities:
Accounts receivable	181	-
Inventory	(176,224)	(107,672)
Prepaid expenses and other current and long term assets	6,582	(108,884)
Security deposit	(7,446)	4,633
Deferred income	(29,669)	(220,735)
Accounts payable and accrued expenses	64,529	242,746
Net cash used in operating activities	(106,007)	(141,066)

Investing Activities
Purchase of property and equipment	(5,734)	-
Net cash used in investing activities	(5,734)	-

Financing Activities
Payments on leased property loans	(1,071)	(862)
Payments on finances insurance premiums	(32,507)	-
Proceeds from affiliate loans	(36,188)	(13,108)
Payments on convertible notes payable	(105,469)	-
Proceeds from short term notes payable	200,000	-
Payments on short term notes payable	(86,003)	-
Payments for deferred finance costs	(17,500)	-
Payments on auto loan payable	(1,491)	-
Net cash provided by financing activities	(80,229)	(13,970)

Net change in cash	(191,970)	(155,036)
Cash at beginning of period	351,081	307,567
Cash at end of period	$ 159,111	$ 152,531

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 33,886	$ -
Income taxes	$ 800	$ -
Non-cash transactions:
Insurance premium financing	$ 146,908	$ -

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1- INCORPORATION, NATURE OF OPERATIONS AND ACQUISITION

Vapor Hub International Inc. (formerly DogInn, Inc.) (hereinafter known as “the Company”)  was  incorporated in the State of Nevada on July 15, 2010. On February 14, 2014, the Company entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  Pursuant to the terms of Exchange Agreement, the Company agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by the Company of 38,000,001 shares of common stock to the shareholders of both companies.  On March 14, 2014, the Company completed the acquisition of Vapor and issued all of the 38,000,001 shares of its stock to the shareholders of Vapor, who are also the shareholders of Delite.  On March 26, 2014, the Company completed the acquisition of Delite.  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became the Company’s wholly owned subsidiaries and the Company now carries on the business of developing, producing, marketing and selling the next generation of electronic cigarettes, known as vaping devices, and related accessories, including e-liquids, batteries and atomizers.  The transaction with Vapor was accounted for as a reverse acquisition (recapitalization) whereby Vapor was deemed to be the accounting acquirer, and the Company the legal acquirer.  Prior to the Company’s acquisition of Vapor, the Company existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. The transaction with Delite was accounted for as a business acquisition and the Company assumed the assets and liabilities of Delite as of March 26, 2014 and the activity of Delite was included from that date forward.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying (a) condensed consolidated balance sheet at June 30, 2015 has been derived from audited statements and (b) the condensed consolidated unaudited financial statements as of September 30, 2015 and 2014, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (the “2015 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2015. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results of operations expected for the year ending June 30, 2016.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to US GAAP and have been consistently applied in the preparation of the unaudited condensed consolidated financial statements.

Basis of Presentation – Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated.  The Condensed Consolidated Financial Statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with US GAAP and do not contain certain information and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. The Company’s Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s cash balance as of September 30, 2015 along with its net loss and negative cash flow from operations, raise substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company continues to face liquidity and capital resources constraints and does not believe that the proceeds from its debt facilities (see Note 7) along with its operating cash flows will be sufficient to meet its financing needs for the next twelve months. The extent of the Company’s future capital requirements will depend on many factors, including the Company’s results from operations and the growth rate of the Company’s business. The Company’s near term objective is to raise debt or equity capital to fund its immediate cash needs and to finance its longer term growth. The Company is also pursuing various means to increase revenues, reduce operating costs and to improve overall cash flow.

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

The Company relied on one manufacturer to make all of the Company’s Mods during the period ended September 30, 2015.

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

Level 1 - applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

Deferred Revenue

The Company accrues deferred revenue when customer payments are received, but product has not yet shipped. As of September 30, 2015 and June 30, 2015, the Company had recorded $52,831 and $82,499, respectively for deferred income as a result of prepayments for product made by customers. Those prepayments are recognized into revenue at the point those prepaid products have subsequently shipped. The Company expects to recognize the $52,831 into revenue during the fiscal year ended June 30, 2016.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2014 and 2015 was $6,383 and $38,657, respectively and are included in general and administrative expenses.

Basic and Diluted Net Income per Share

The Company computes net income per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2015, there were no dilutive securities.

Recent Accounting Pronouncements

The Company has reviewed all recent accounting pronouncements issued to date of the issuance of these unaudited condensed consolidated financial statements, and does not believe any of those pronouncements will have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 – OFFICERS’ LOANS PAYABLE

As of September 30, 2015 and June 30, 2015, the Company had a balance of $60,124 and $96,312 respectively, outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company), as well as a Chase Bank Line of Credit (which was extended to the Company, though owed personally by Niels & Lori Winther).  The outstanding balances are unsecured, non-interest bearing and repayable upon demand.

NOTE 4 – INVENTORIES

As of September 30, 2015 and June 30, 2015, the Company had a balance of $500,008 and $323,784, respectively, as inventories which consist of vaping devices, electronic cigarettes, e-liquid, related supplies, and accessories. There is no reserve for inventory obsolescence as of September 30, 2015 and June 30, 2015.

NOTE 5 – LEASE COMMITMENTS

The Company entered into a lease agreement with S. J. Real Estate Group, LLC to lease a retail space in Chatsworth, California, effective September 13, 2013. The lease term was for two years with a monthly lease payment of $2,214. Effective October 15, 2015, the Company and the landlord agreed to terminate the lease and the Company closed its retail store located at the location. The Company has no further obligation due under the lease agreement.

On February 28, 2015, the Company entered into a lease agreement with landlord Samantha Carrington to provide retail space for its Simi Valley retail location and on April 1, 2015, the Simi Valley retail location opened at the new premises. The lease term extends through March 31, 2017 with a monthly lease payment of $3,190. The Company has a commitment under this lease of $57,420 and a security deposit of $6,380 was paid to the landlord in relation to this lease.

The Company entered into a lease agreement with S.B.P.W., LLC to lease warehouse and office space in Simi Valley, California effective August 5, 2013 which agreement was subsequently amended on February 20, 2014. The lease term extended through April 30, 2015 with a monthly lease payment of $2,035 which increased to $4,070 effective July 1, 2014. On September 1, 2015, the Company terminated this lease and surrendered its facility at 67 W Easy St., Unit 115, Simi Valley, CA 93065 in favor of entering into a lease with Winther Family Trust for executive, sales, and warehouse space at 1871 Tapo Street, Simi Valley, CA 93063. The trustees of the trust are Niels Winther, CPA, a director of the Company, as well as Lori Winther, the Chief Financial Officer and a shareholder of the Company. The lease term extends through August 31, 2020 with a monthly lease payment of $5,650. The Company has a commitment under this lease of $333,350 and a security deposit of $5,650 was paid to the landlord in relation to this lease.

On September 15, 2015, the Company entered into a lease agreement with Santa Susana Business Center, LLC to lease warehouse and office space at 4685 Runway Street, Unit D, Simi Valley, CA 93063. The lease term extends through September 30, 2016 with a monthly lease payment of $1,716. The Company has a commitment under this lease of $20,592 and a security deposit of $1,716 was paid to the landlord in relation to this lease.

NOTE 6 – RELATED PARTIES

As of September 30, 2015 and June 30, 2015, the Company had a balance of $60,124 and $96,312, respectively, outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company), as well as Chase Bank Line of Credit (which was extended to the Company, though owed personally by Niels & Lori Winther). The outstanding balances are unsecured, non-interest bearing and repayable upon demand.

From time to time the Company will engage the services of Winther & Co. an accounting firm owned by the husband of the Company’s CFO. Winther & Co. provides bookkeeping, accounting and tax services to the Company. For the three months ended September 30, 2015 the Company incurred approximately $20,000 in fees with Winther & Co. As of September 30, 2015 and June 30, 2015 the Company had Accounts Payable outstanding to related parties for accounting fees of $10,548 and $12,369, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Note Holder	Balance September 30, 2015	Unamortized Original Derivative Discount	Unamortized Original Issue Discount	Balance of Debt Discount	Balance, net of Discount September 30, 2015
Typenex Co-Investment, LLC	$95,367	$ (26,008)	$ (13,608)	$ (39,616)	$ 55,751
Typenex Co-Investment, LLC	51,352	(14,005)	(2,473)	(16,478)	34,874
Total Convertible Notes Payable	$146,719	$ (40,013)	$ (16,081)	$ (56,094)	$ 90,625

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

The first two tranches were issued with an original issue discount of $20,472, of which $1,165 was amortized to interest expense for the three months ended September 30, 2015. As of September 30, 2015 and June 30, 2015 the unamortized balance was $16,081 and $17,246, respectively.

The Company recognized an additional debt discount of $48,975 on the first two tranches for the original fair value recognition of the derivative liability (discussed further below), of which $2,837 was amortized to interest expense for the three months ended September 30, 2015. As of September 30, 2015 and June 30, 2015 the unamortized balance was $40,013 and $42,850, respectively.

Beginning on May 4, 2015, the Company was required to repay the outstanding balance on the Company Note in monthly installments of approximately $35,000 per month plus all unpaid interest and other costs, fees or charges under the Company Note. Payment may be made in cash or, subject to certain conditions, in shares of the Company’s common stock or any combination of cash and shares. If payments are made in shares (each, an “Installment Conversion”), such installments or portions thereof are, subject to certain conditions, convertible into shares of the Company’s common stock at the lesser of (i) a conversion price of $0.10, subject to adjustment or (ii) a price that is equal to 70% of the average of the three lowest closing bid prices of the Company’s common stock in the twenty trading days immediately preceding such conversion, subject to a floor of $0.01. In addition, on the date that is twenty trading days from the date the Company delivers installment shares to Investor, there is a true-up where the Company is required to deliver additional shares if the installment conversion price as of the true-up date is less than the installment conversion price used to deliver the initial shares.

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

On June 30, 2015 pursuant to the terms of the Company Note, the Company elected to deduct and offset the principal amount of $1,300,000 and all accrued interest thereon owing by the Investor under the remaining nine Investor Notes from the amount owed by the Company under the Company Note, leaving an outstanding balance of $252,188 under the Company Note as of June 30, 2015 and total unamortized debt discount of $60,096. As of November 15, 2015, the outstanding loan balance is $87,655.

The Company Note provides that Investor may not convert the Company Note in an amount which would cause Investor to own more than 4.99%, or if the Company’s market capitalization (as defined in the Company Note) is less than $10,000,000, more than 9.99%, of the Company’s outstanding common stock.

The Company paid MSC-BD, LLC $20,000 as a finder’s fee (equal to 10% of the gross proceeds) in connection with the first closing and $10,020 in connection with the second closing and paid additional finder’s fees of $16,000 to MSC-BD, LLC as discussed in Note 8. The total finder’s fee of $46,020 was capitalized as deferred finance costs and amortized over the term of the respective notes. As of September 30, 2015 and June 30, 2015 unamortized deferred finance costs related to these instruments were $29,493 and $39,258, respectively.

The Company evaluated the Company Note under the requirements of ASC 480 “Distinguishing Liabilities from Equity” and concluded that the note does not fall within the scope of ASC 480.

The Company then evaluated the Company Note under the requirements of ASC 815 “Derivatives and Hedging”. Due to the existence of the anti-dilution provision which reduces the Lender Conversion Price in the event of subsequent dilutive issuances by the Company, the Company determined that the Lender Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also determined that the Lender Conversion feature of the Company Note meets the definition of an embedded derivative that should be separated from the Company Note and accounted for as a derivative liability. The Company recorded an original valuation of $48,975 for the derivative liability. As of September 30, 2015 and June 30, 2015, the Company had a derivative liability of $114,067 and $68,584, respectively, and reflected a change in derivative liability of ($45,483) and $0 for the three months ended September 30, 2015 and 2014, respectively.

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

Derivative Liabilities

The Company Note discussed above contains conversion features that result in an embedded derivative. The Company has recorded the fair value of each derivative as described above as a current liability as of September 30, 2015 and June 30, 2015. The change in fair value was recorded as other income (expense) in operations for the three months ended September 30, 2015.

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

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of September 30, 2015. The Company categorized the derivative liability as Level 3 using the Black-Scholes pricing model with a fair value of $114,067 and $68,584 as of September 30, 2015 and June 30, 2015.

The Company used the following input ranges: stock price $0.0280-$0.0419; expected term 0.3-3.58 years; risk-free rate 0.08%-1.01%; and volatility 121.1%-140.8%. Unobservable inputs were the prevailing interest rates, the Company’s stock volatility and the expected term.

There have been no transfers between Level 1, Level 2, or Level 3 categories. Level 3 additions for the three months ended September 30, 2015 were $45,483 for the valuation adjustment at September 30, 2015.

NOTE 8 –NOTES PAYABLE

Note Holder	Balance September 30, 2015	Unamortized Original Issue Discount	Balance, net of Discount September 30, 2015
Typenex Unsecured Short Term	$ 245,000	$ (13,989)	$ 231,011
Iliad Unsecured Short Term	245,000	(21,931)	223,070
B of I Bank	67,652	-	67,652
The Hartford	-	-	-
Capital Premium	42,843	-	42,843
AFCO Insurance	84,560	-	84,560
Bank of the West - short term portion	7,211	-	7,211
Total Short Term Notes Payable	$ 692,266	$ (35,919)	$ 656,347

Bank of the West - long term	$ 27,698	$ -	$ 27,698
Total Long Term Notes Payable	$ 27,698	$ -	$ 27,698

Bank of the West

On December 29, 2014, Kyle Winther, the Company’s CEO, entered into a vehicle financing agreement with the Bank of the West. Pursuant to the agreement, the amount financed was $39,275, payable in 48 monthly payments plus accrued interest at a rate of 3.9%. In January 2015, the Company agreed to assume the payments on this loan and capitalized the vehicle. As of September 30, 2015 and June 30, 2015 the outstanding balance was $34,909 and $36,400, respectively, with $7,211 classified as short term and $27,698 and $29,189, respectively, classified as long term.

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

On June 2, 2015, the Company entered into a new Business Loan and Security Agreement with the Bank.  Pursuant to the agreement, the Company borrowed $175,000 from the Bank and received net proceeds of $104,071 after deducting an origination fee of $1,875 and the repayment of $69,054 in full satisfaction of the Company’s remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on January 2, 2015.  The new loan is payable in 126 payments of $1,708 due each business day beginning on June 3, 2015, with the total repayment amount (subject to certain exceptions) being equal to $215,249 (the “Total Repayment Amount”). As of September 30, 2015 and June 30, 2015 the outstanding balance was $67,652 and $153,655, respectively.

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

Typenex Co-Investment Note

On June 4, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company, pursuant to which the Company concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “June Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover the investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction. The original issue discount was recorded as debt discount and amortized to interest expense over the life of the note.  In consideration for the June Note, the investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The June Note matures on December 4, 2015.  The Company may prepay all or a portion of the amount owed earlier than it is due without penalty. As of September 30, 2015 and June 30, 2015 the outstanding balance of the June Note was $245,000.

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

Iliad Co-Investment Note

On August 12, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Iliad Research & Trading, L.P, a Utah limited liability partnership, pursuant to which the Company concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “August Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover the investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction. In consideration for the August Note, the investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The August Note matures on February 12, 2016.  The Company may prepay all or a portion of the amount owed earlier than it is due without penalty. The original issue discount and issuance costs for both the June Note and the August Note were recorded as debt discount and amortized to interest expense over the life of the notes. As of September 30, 2015 and June 30, 2015 the outstanding balance of the August Note was $245,000 and zero, respectively.

Interest does not accrue on the unpaid principal balance of the August Note unless an event of default occurs.  Upon the occurrence of an event of default, the outstanding balance of the August Note will bear interest at the lesser of the rate of 18% per annum or the maximum rate permitted by applicable law.  In addition, if an event of default occurs under the August Note, the investor may declare all unpaid principal, plus all accrued interest and other amounts due under the August Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the August Note as of the date of the applicable event of default, plus all interest, fees and charges that may accrue on such outstanding balance thereafter.

Other short term facilities

Effective May 29, 2015, the Company entered into an Agreement to finance its annual Workers Compensation insurance coverage. The insurance coverage is provided through The Hartford. The amount of the policy is $18,871 with $18,871 being financed at 2.2% over 12 months with an initial payment of $4,425 and 10 monthly payments of $1,444. The Company cancelled the policy with the Hartford Group and started the new policy as of October 1, 2015.  At September 30, 2015 and June 30, 2015, the premium obligation due under the Agreement was zero and $13,001, respectively.

Effective July 10, 2014, the Company entered into an Agreement to finance its annual General Liability insurance coverage. The insurance coverage is provided through Lloyds of London. The amount of the policy is $52,359 with $43,953 being financed at 11% over 10 months with a monthly payment of $4,620. At June 30, 2015, the remaining premium obligation due under the Agreement was $0. Effective July 10, 2015 the Company entered into a new agreement to finance its General Liability insurance coverage. The amount of the policy is $70,848 with $53,159 financed over 10 months at 9% interest with a monthly payment of $5,538. At September 30, 2015, the remaining premium obligation is $42,843

As of August 22, 2015, the Company entered into an insurance contract with AFCO for Director’s and Officer’s insurance coverage. The amount of the policy is $129,000 with $93,750 being financed at 5.3% over 10 months with a monthly payment of $9,604. At September 30, 2015, the remaining balance is $84,560.

In the quarter ended September 30, 2015, the Company paid $17,500 in connection with the negotiation of a potential financing transaction which amount is included in deferred finance costs as of September 30, 2015 (see note 10). Finance fees for the three months ended September 30, 2015 and 2014 were $9,765 and $0, respectively.

NOTE 9 – INCOME (LOSS) PER COMMON SHARE

A summary of the net loss and shares used to compute net loss per share for the three months ended September 30, 2015 and 2014 is as follows:

	September 30, 2015	September 30, 2014
Net income (loss) for computation of basic and dilutive net income (loss) per share	$(13,317)	$44,487
Basic and dilutive net income (loss) per share	$(0.01)	$0.00
Basic and dilutive weighted average shares outstanding	$72,455,606	$68,060,001

NOTE 10 – SUBSEQUENT EVENTS

B of I Business Loan and Security Agreement

On November 3, 2015, the Company entered into a Business Loan and Security Agreement with B of I Federal Bank (the “Bank”). Pursuant to the agreement, the Company borrowed $125,000 from the Bank and received net proceeds of $93,616 after deducting the repayment of $31,384 in full satisfaction of the Company’s remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on June 2, 2015 (See Note 8 for further details). The new loan is payable in 126 payments of $1,220 due each business day beginning on November 4, 2015, with the total repayment amount (subject to certain exceptions) being equal to $153,750 (the “Total Repayment Amount”).

The loan may be prepaid in whole by the Company at any time by paying the Bank an amount equal to the Total Repayment Amount (subject to certain fees) less (i) the amount of any loan payments made prior to such prepayment and (ii) the product of 0.25 and the aggregate amount of unpaid interest remaining on the loan as of the prepayment date.

The loan is secured by all personal property of the Company and is also personally guaranteed by Lori Winther, the Chief Financial Officer and a director of the Company, Kyle Winther, the Chief Executive Officer and a director of the Company, and Gary Perlingos, the President and a director of the Company. If an event of default occurs under the agreement, all obligations owing by the Company to the Bank under the agreement will, at the Bank’s election, become immediately due and payable and the Bank may exercise its rights as a secured creditor.

Chatsworth Store

The Company closed its retail location located in Chatsworth, California on October 16, 2015. In connection with the closing, the Company analyzed the consumer base near the Chatsworth store and concluded that it did not represent the Company’s target market. The Company plans to continue to operate its retail store in Simi Valley, California, which it believes is a more suitable beta test site and facility.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report, as well as in our Annual Report on Form 10-K for the year ended June 30, 2015 (“Annual Report”) and in our other filings with the SEC, which discuss our business in greater detail.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to historical or current fact. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “becoming,” “transitioning,” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures and cash commitments. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those referenced in the subsection entitled “Risk Factors” in Part I, Item 1A of our Annual Report, and similar discussions in our other SEC filings. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

General Overview

On February 14, 2014, we entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  Pursuant to the terms of Exchange Agreement, we agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by our company of 38,000,001 shares of our common stock to the shareholders of both companies.  On March 14, 2014, we completed the acquisition of Vapor and issued all of the 38,000,001 shares of our stock to the shareholders of Vapor, who are also the shareholders of Delite.  On March 26, 2014, we completed the acquisition of Delite.  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became our wholly owned subsidiaries and we now carry on the business of developing, producing, marketing and selling vaping devices and related accessories.  The transaction with Vapor was accounted for as a reverse acquisition (recapitalization) where Vapor was deemed to be the accounting acquirer, and us the legal acquirer. The transaction with Delite was accounted for as a business acquisition and we assumed the assets and liabilities of Delite at historical basis as of March 26, 2014 and the activity of Delite was included from that date forward. Prior to our acquisition of Vapor, we existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.  On May 18, 2015, Vapor and Delite were merged with and into the Company, ending the separate existences of Vapor and Delite. This had no impact on the historical consolidated financial statements.

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

Our principal executive office is located at 1871 Tapo Street Simi Valley, CA 93063. The telephone number at our principal executive office is (805) 309-0533.

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

Sourcing

We use third party contract manufacturers to produce and finish our vaping devices from facilities primarily located in Southern California.  Our vaping devices (or Mods), which are made from a metallic material such as steel, brass or copper, are custom machined to meet our design specifications.  Once machined, unfinished products are delivered to our location in Simi Valley, or to a third party service provider to be buffed, polished and to add various treatments and embellishments, such as paint and dog tags.  Finished products are then held in inventory for distribution and sale. In the quarter ended September 30, 2015, we relied on one manufacturer to machine all of our Mods.  Although we relied on one manufacturer to machine our Mods during the quarter, we believe manufacturing capacity is readily available to meet our current and planned needs. We do not currently have any long term agreements in place for the manufacture of our Mods.

With respect to our vaping accessories, we purchase batteries from suppliers in China and atomizers from suppliers in the United States, Austria, the Philippines and China.  We believe that suppliers for accessories are readily available to meet our current and planned needs.

We source our proprietary E-liquids from an ISO Class 7 certified manufacturer in the United States, which helps ensure their purity and quality.  In addition to sourcing our own e-liquids, we also purchase e-liquid from reputable American suppliers for resale through our distribution channels.

Distribution to Retail Stores

We market and sell our vaping devices and related products to end customers through our websites www.vapor-hub.com and www.smokelessdelite.com, to retail stores through direct sales primarily in the United States but also internationally, and through third party wholesalers who then resell our products to retailers in their territory. Retailers of our products include vaping shops throughout the United States as well as convenience stores and several gas stations. Products we distribute include vaping devices and related accessories purchased from third parties for resale as well as our vaping devices and related accessories, which we design and source, including our popular “AR Mechanical Mods”, newly released and popular “Limitless Mechanical Mods”, as well as “Binary Premium e-Liquid”. Prior to its acquisition on March 26, 2014, our distribution business was operated by Delite.

Operation of Retail Stores

We also sell our products and those of third parties to end consumers directly through our own 1,500 square foot retail location located in Simi Valley, California.  We also operated a second retail location in Chatsworth, CA which store was closed on October 16, 2015, as further discussed in Note 10.

Through our retail location, we sell and market vaping devices as well as e-liquid, accessories, and supplies relating to vaping devices to both novice users as well as consumers who demand high end technical devices.

We opened our retail locations in order to create brand recognition for our products and also to enable us to gather information about user preferences in the rapidly evolving vaping industry.  By learning about user preferences, we believe we are better able to design and source products to meet market demand.  For these reasons, we plan to continue to operate our retail store in Simi Valley, CA.

Going Concern

Our unaudited condensed consolidated financial statements have been presented on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our cash balance as of September 30, 2015 along with continued losses and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As discussed in Note 10, on November 3, 2015, we entered into a financing arrangement pursuant to which we received cash proceeds of approximately $93,616 from B of I Federal Bank.  Notwithstanding the foregoing financing event, we continue to face liquidity and capital resources constraints.  We do not believe that the proceeds from our existing financing facilities along with our operating cash flows will be sufficient to meet our financing needs for the next twelve months, and the extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.   Our near term objective is to raise debt or equity capital to fund our immediate cash needs and to finance our longer term growth.   We are also pursuing various means to increase revenues, reduce operating costs and to improve cash flow.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected. Please refer to Note 2 “BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further discussion.

Recently Issued Accounting Pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these unaudited consolidated financial statements, and do not believe any of these pronouncements will have a material impact on our unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

The following is a summary of our results from operation for the three month periods ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Revenues	$ 1,962,345	$ 1,371,550
Cost of revenues	1,203,842	743,323
Gross profit	758,503	628,227
General and administrative expenses	701,741	563,283
Income from operations	56,762	64,944
Other income (expense)	(130,115)	(19,657)
Net income (loss) before taxes	(73,353)	45,287
Income tax provision	800	800
Net Income (net loss)	$ (74,153)	$ 44,487

Revenues : Revenues are comprised of gross sales less returns and discounts.  During the three months ended September 30, 2015 and 2014, we generated revenue of $1,962,345 (net of returns and discounts of $8,751) and $1,371,550 (net of returns and discounts of $5,321), respectively.  The increase in revenues compared to the prior year period primarily results from growth of our wholesale distribution and direct distribution to retail store sales.   We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 90% of our revenue, to increase as we increase our marketing initiatives.  We also expect our sales growth to be driven by sales of our new Limitless Mods and our Binary Premium e-Liquid line, which have been well received in the marketplace and collectively account for a majority of our sales.  We anticipate that retail sales will decline in subsequent periods as a result of the closing of our Chatsworth, CA retail location.

Cost of Revenues: Our cost of revenue primarily represents the cost of our outsourced manufacturing of our products and also the cost of purchasing products from third parties for resale.  Generally, our cost of revenue is lower on products that we directly source and is higher when we purchase products for resale from third parties. During the three months ended September 30, 2015 and 2014, our cost of revenue was $1,203,842 and $743,323, respectively.  The increase in cost of revenues during the three months ended September 30, 2015 compared to the prior year period is primarily attributable to the period-over-period increase in our revenues.  In addition, for the quarter ended September 30, 2015, our directly sourced products comprised approximately 74% of our sales, which is approximately a 6% decrease from the prior year period, which resulted in a slight increase in our cost of revenues.

Gross Profit:  Gross profit represents revenue less the cost of revenue.  During the three months ended September 30, 2015, our gross profit was $758,503 and during the comparable prior year period ended September 30, 2014 was $628,227. The increase in gross profit during the three months ended September 30, 2015 compared to the prior year period is primarily attributable to the period-over-period increase in our revenues.  Our gross margin (which is gross profit as a percentage of revenue) for the quarter ended September 30, 2015 was 38.7% compared to 45.8% for the prior year period.  The decrease in our gross profit during the quarter ended September 30, 2015 results primarily from the sale of a greater percentage of third party products in the quarter compared to the prior year period, as described in the previous paragraph.  We expect our gross profit and profit margins to increase in subsequent periods as we sell more of our proprietary products, including without limitation, our Limitless Mods and Binary Premium e-Liquids and our newly launched Limitless Atomizer, which have higher margins than products we purchase for resale.

General and Administrative Expense :   General and administrative expenses consist primarily of payroll and related costs, sales and marketing costs, infrastructure costs and costs associated with being a public reporting company.  During the three months ended September 30, 2015, we incurred general and administrative expenses of $701,741 and in the comparable prior year period ended September 30, 2014 we incurred general and administrative expenses of $563,283.  The increase in general and administrative expense during the three months ended September 30, 2015 compared to the prior year period is attributable to increased sales and marketing costs, the hiring of additional employees and costs associated with being a public reporting company.  Although our general and administrative expenses as a percentage of sales decreased to 35.8% for the quarter ended September 30, 2015 compared to 41.1% for the prior year period, we are continuing to evaluate our general and administrative expenses in an effort to reduce costs and improve our future profitability and cash flow.  In October of 2015, we took steps to lower our general and administrative expenses by dismissing 4 full time and 2 part time employees.

Other Income (expense): Other Income (expense) for the quarter ended September 30, 2015 consists of interest expense of $74,867 incurred in connection with our credit facilities, finance fees of $9,765 and expenses incurred in connection with a change in derivative liability of $45,483 associated with our credit facility with Typenex Co-Investment, LLC. We had $19,657 interest expense in the prior year period ended September 30, 2014.

Net Income (Loss): Net loss was $74,153 for the three months ended September 30, 2015 and net income was $44,487 for the three months ended September 30, 2014 for the reasons discussed above.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations and we do not anticipate this changing.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $159,111 and working capital deficit of $625,995. We depend on cash from financing activities to fund our operating activities, and we expect this trend to continue as we continue to grow our operations.  A summary of our net working capital as of September 30, 2015 and as of June 30, 2015, and our cash flows for the three months ended September 30, 2015 and 2014 are summarized in the following tables:

Net Working Capital
	As of September 30, 2015	As of June 30, 2015
Current Assets	$926,511	794,377
Current Liabilities	1,552,506	1,339,312
Net Working Capital	$(625,995)	(544,935)

Cash Flows
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net cash used in Operating Activities	$ (106,007)	$ (141,066)
Net cash used in)Investing Activities	(5,734)	-
Net cash provided by Financing Activities	(80,229)	(13,970)
Decrease in Cash during period	(191,970)	(155,036)
Cash, Beginning of Period	351,081	307,567
Cash, End of Period	$ 159,111	$ 152,531

Operating Activities

Net cash used in operating activities was $106,007 for the three months ended September 30, 2015.  Net cash used by operating activities was $141,066 for the three months ended September 30, 2014.  Net cash used in operations for the period ended September 30, 2015 primarily results from our net loss, inventory purchases and a decrease in deferred income offset by an increase in accounts payable and accrued expenses incurred to finance our revenues, an increase in amortization of debt discount on short term note and changes in derivative liability.  Net cash used in operations for the three months ended September 30, 2014 primarily results from a decrease in deferred income, an increase in inventory and an increase in prepaid expenses and other current and long term assets offset by an increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was $5,734 for the three months ended September 30, 2015 and $0 for the three months ended September 30, 2014.  Net cash used by investing activities for the three months ended September 30, 2015 consists of the purchase of property and equipment for $5,734.

Financing Activities

Net cash used in financing activities was $80,229 for the three months ended September 30, 2015 and $13,970 for the three months ended September 30, 2014.  For the three months ended September 30, 2015, net cash used in financing activities primarily consisted of proceeds from short term notes payable of $200,000 offset by payments made on affiliate loans of $36,188, payments on finances insurance premiums of $32,507, payments on convertible notes payable of $105,469 and payments made on short term notes payable of $86,003. For the three months ended September 30, 2014, net cash used in financing activities primarily consisted of payments on affiliate loans of $13,108.

Facility with Typenex Co-Investment, LLC

On November 4, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which we concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “Company Note”).  For a further description of the terms of the Company Note, please see Note 7.  As of November 15, 2015, the remaining balance on the Company Note is $87,655

Second Facility with Typenex Co-Investment, LLC

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

Iliad Research and Trading, L.P. Note Purchase Agreement and Promissory Note

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

Facility with B of I Federal Bank

On November 3, 2015, we entered into a Business Loan and Security Agreement with BofI Federal Bank (the “Bank”).  Pursuant to the agreement, we borrowed $125,000 from the Bank and received net proceeds of $93,615.51 after deducting the repayment of $31,384.49 in full satisfaction of our remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on June 2, 2015 (see Note 7 for further details on the June 2 note).  The new loan is payable in 126 payments of $1,220.24 due each business day beginning on November 4, 2015, with the total repayment amount (subject to certain exceptions) being equal to $153,750.24 (the “Total Repayment Amount”).

The loan may be prepaid in whole at any time by paying the Bank an amount equal to the Total Repayment Amount (subject to certain fees) less (i) the amount of any loan payments made prior to such prepayment and (ii) the product of 0.25 and the aggregate amount of unpaid interest remaining on the loan as of the prepayment date.

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

Although our near term objective is to raise capital to fund our immediate cash needs and to finance our longer term growth, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to grow our operations as planned, may not be able to meet our other obligations as they become due and may ultimately be forced to restructure our operations.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management identified material weaknesses in its internal control over financial reporting related to the following matters:

·

A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

·

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

Changes in Internal Controls over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2015.

Item 6

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.23	Note Purchase Agreement, dated as of August 12, 2015, by and between the Company and Iliad Research and Trading, L.P.	8-K	000-55363	10.23	8/18/2015
10.24	Promissory Note issued to Iliad Research and Trading, L.P. on August 12, 2015.	8-K	000-55363	10.24	8/18/2015
10.25	Triple Net Lease Agreement by and between the Winther Family Trust and the Registrant dated September 1, 2015.	10-K	000-55363	10.25	10/13/15
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
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

# Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2015

Vapor Hub International Inc.

(Registrant)

By: /s/ Kyle Winther

Kyle Winther

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Lori Winther

Lori Winther

Chief Financial Officer

(Principal Financial and Accounting Officer)