Form 10-Q
period 2015-12-31
VAPOR HUB INTERNATIONAL INC.
filed 2016-02-16
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015.

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

As of February 10, 2016, the issuer had 76,265,606 shares of common stock issued and outstanding.

VAPOR HUB INTERNATIONAL INC.
TABLE OF CONTENTS

Part I.  Financial Information

		Page No.

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets of Vapor Hub International Inc. as of December 31, 2015 (Unaudited) and June 30, 2015		3
Unaudited Condensed Consolidated Statements of Operations of Vapor Hub International Inc. for the three months and six months ended December 31, 2015 and December 31, 2014		4
Unaudited Condensed Consolidated Statements of Cash Flows of Vapor Hub International Inc. for the six months ended December 31, 2015 and December 31, 2014		5
Notes to Unaudited Condensed Consolidated Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II. Other Information

Item 1A.	Risk Factors	30

Item 6.	Exhibits	32

SIGNATURES		33

PART I:  FINANCIAL INFORMATION

Item 1.

Financial Statements

VAPOR HUB INTERNATIONAL INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2015	2015
	(unaudited)
Assets
Current assets
Cash	$ 442,942	$ 351,081
Accounts receivable	11,832	9,511
Inventory	397,505	323,784
Prepaid expenses	140,939	61,269
Deferred finance costs	246,922	39,258
Other current assets	4,906	9,474
Total current assets	1,245,046	794,377
Fixed assets, net	149,752	159,546
Deposits	14,341	6,895
Total assets	$ 1,409,139	$ 960,818

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$ 391,288	$ 509,618
Deferred income	9,830	82,499
Notes payable - short term	326,902	384,769
Loans from related parties	86,178	96,312
Equipment leases payable	3,243	-
Current portion of, convertible notes payable, net of unamortized debt discount	231,496	192,091
Derivative liabilities	560,890	68,584
Total current liabilities	1,609,827	1,333,873
Long term liabilities
Equipment leases payable	-	5,440
Notes payable- long term	26,193	29,189
Convertible notes payable, net of current portion and unamortized debt discount	88,409	-
Derivative liabilities	398,120	-
Long term liabilities	512,722	34,629
Total liabilities	2,122,549	1,368,502
Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 0 issued and outstanding as of December 31, 2015 and June 30, 2015, respectively
Common stock, $0.001 par value, 1,010,000,000 shares authorized; 76,265,606 and 72,455,606 issued outstanding as of December 31, 2015 and June 30, 2015, respectively	76,266	72,456
Additional paid-in-capital	656,524	557,463
Accumulated deficit	(1,446,200)	(1,037,603)
Total stockholders' deficit	(713,410)	(407,684)
Total liabilities and stockholders' deficit	$ 1,409,139	$ 960,818

The accompanying notes are integral part of these condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Revenue	$ 1,295,138	$ 1,127,473	$ 3,257,483	$ 2,499,023
Cost of revenue	599,951	670,164	1,803,793	1,413,486
Gross profit	695,187	457,309	1,453,690	1,085,537
General and administrative expenses	744,687	627,561	1,446,428	1,192,615
Net income (loss) from operations	(49,500)	(170,252)	7,262	(107,078)

Other expense
Interest expense	(55,802)	(19,657)	(88,487)	(37,544)
Finance fees	(10,508)	-	(20,273)	-
Interest expense-amortization of debt discount	(70,946)	-	(113,128)	-
Loss on extinguishment of debt	(93,336)	-	(93,336)	-
Change in fair value of derivative liability	(54,352)	-	(99,835)	-
Other expense	(284,944)	(19,657)	(415,059)	(37,544)
Loss before taxes	(334,444)	(189,909)	(407,797)	(144,622)
Income tax provision	-	-	800	800
Net loss	$ (334,444)	$ (189,909)	$ (408,597)	$ (145,422)

Net loss per share:
Basic	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic	72,786,910	68,060,001	72,621,258	68,060,001

Diluted	72,786,910	68,060,001	72,621,258	68,060,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Operating Activities
Net loss	$ (408,597)	$ (145,422)
Adjustments to reconcile net loss to net cash provided used in operating activities:
Depreciation	15,528	8,760
Amortization of debt discount	113,128	-
Amortization of deferred finance costs	20,273	-
Loss on extinguishment	93,336	-
Change in derivative liability	99,835	-
Changes in operating assets and liabilities:
Accounts receivable	(2,321)	-
Inventory	(73,720)	(167,607)
Prepaid expenses and other current and long term assets	(1,943)	(46,798)
Security deposit	(7,446)	-
Deferred income	(72,670)	(307,135)
Accounts payable and accrued expenses	(118,328)	207,832
Net cash used in operating activities	(342,925)	(450,370)

Investing Activities
Collection of security deposit	-	4,633
Purchase of property and equipment	(5,734)	(1,596)
Net cash (used in) provided by investing activities	(5,734)	3,037

Financing Activities
Payments on leased property loans	(2,196)	(2,186)
Payments on financed insurance premiums	(76,089)	-
Payments on related party loans	(10,134)	(2,386)
Proceeds from convertible notes payable	699,350	200,000
Payments on convertible notes payable	(218,759)	-
Proceeds from short term notes payable	330,000	-
Payments on short term notes payable	(278,655)	-
Payments on auto loan payable	(2,997)	-
Net cash provided by financing activities	440,520	195,428

Net change in cash	91,861	(251,905)
Cash at beginning of period	351,081	307,567
Cash at end of period	$ 442,942	$ 55,602

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 74,797	$ -
Income taxes	$ 800	$ -
Non-cash transactions:
Insurance premium financing	$ 146,909	$ -
Advisory fee paid in common stock	$ 102,870	$ -
Derivative liability	$ 805,110	$ -

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying (a) condensed consolidated balance sheet at June 30, 2015 has been derived from audited statements and (b) the condensed consolidated unaudited financial statements as of and for the periods ended December 31, 2015 and 2014, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (the “2015 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2015. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months and six months ended December 31, 2015 are not necessarily indicative of the results of operations expected for the year ending June 30, 2016.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s cash balance as of December 31, 2015 along with its net loss and negative cash flow from operations, raise substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company relied on one manufacturer to make all of the Company’s Mods during the three month period ended December 31, 2015.

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, amounts due to related parties, derivative liabilities and convertible notes payable.  Pursuant to ASC 820, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Pursuant to ASC 820, the fair value of the Company’s derivative liability is determined based on “Level 3” inputs, which consist of unobservable inputs. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Deferred Revenue

The Company accrues deferred revenue when customer payments are received, but product has not yet shipped. As of December 31, 2015 and June 30, 2015, the Company had recorded $9,830 and $82,499, respectively for deferred income as a result of prepayments for product made by customers. Those prepayments are recognized into revenue at the point those prepaid products have subsequently shipped. The Company has recognized the $82,499 during the six months ended December 31, 2015 and expects to recognize the $9,830 into revenue during the fiscal year ending June 30, 2016.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for the six months ended December 31, 2014 and 2015 were $48,358 and $54,232, respectively and are included in general and administrative expenses.

Deferred Finance Costs, Net

Costs with respect to the issuance of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized to interest expense over the term of any debt funding, if successful, or expensed if the proposed equity or debt transaction is unsuccessful.

For the six months ended December 31, 2015, the Company incurred $250,400 in costs in connection with the negotiation of a financing transaction with TCA Global Credit Master Fund, LP which amount is included in deferred finance costs as of December 31, 2015 (see Note 7). The unamortized finance costs for the six months ended December 31, 2015 were $246,922.

Basic and Diluted Net Loss per Share

The Company computes net income per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2015 and 2014, there were no dilutive securities.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This update impacts the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is to be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet determined the impact of ASU 2016-01 on its consolidated results of operations, financial condition, or cash flows.

The Company has reviewed all other recent accounting pronouncements issued to date of the issuance of these unaudited condensed consolidated financial statements, and does not believe any of those pronouncements will have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 – OFFICERS’ LOANS PAYABLE

As of December 31, 2015 and June 30, 2015, the Company had a balance of $86,178 and $96,312 respectively, outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company), as well as a Chase Bank Line of Credit (which was extended to the Company, though owed personally by Niels & Lori Winther).  The outstanding balances are unsecured, non-interest bearing and repayable upon demand.

NOTE 4 – INVENTORIES

As of December 31, 2015 and June 30, 2015, the Company had a balance of $397,505 and $323,784, respectively, as inventories which consist of vaping devices, electronic cigarettes, e-liquid, related supplies, and accessories. There is no reserve for inventory obsolescence as of December 31, 2015 and June 30, 2015.

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

The Company entered into a lease agreement with S.B.P.W., LLC to lease warehouse and office space in Simi Valley, California effective August 5, 2013 which agreement was subsequently amended on February 20, 2014. The lease term extended through April 30, 2015 with a monthly lease payment of $2,035 which increased to $4,070 effective July 1, 2014. On September 1, 2015, the Company terminated this lease and surrendered its facility at 67 W Easy St., Unit 115, Simi Valley, CA 93065 in favor of entering into a lease with Winther Family Trust for executive, sales, and warehouse space at 1871 Tapo Street, Simi Valley, CA 93063. The trustees of the trust are Niels Winther, CPA, a director of the Company, as well as Lori Winther, the Chief Financial Officer, a shareholder and director of the Company. The lease term extends through August 31, 2020 with a monthly lease payment of $5,650. The Company has a commitment under this lease of $333,350 and a security deposit of $5,650 was paid to the landlord in relation to this lease.

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

NOTE 6 – RELATED PARTIES

As of December 31, 2015 and June 30, 2015, the Company had a balance of $86,178 and $96,312, respectively, outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company), as well as Chase Bank Line of Credit (which was extended to the Company, though owed personally by Niels & Lori Winther). The outstanding balances are unsecured, non-interest bearing and repayable upon demand.

From time to time the Company will engage the services of Winther & Co. an accounting firm owned by the husband of the Company’s CFO. Winther & Co. provides bookkeeping, accounting and tax services to the Company. For the six months ended December 31, 2015 the Company incurred approximately $46,503 in fees with Winther & Co. As of December 31, 2015 and June 30, 2015 the Company had Accounts Payable outstanding to related parties for accounting fees of $14,552 and $12,369, respectively.

The Company leases its headquarters from the Winther Family Trust. See Note 5 for further discussion.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Note Holder	Balance December 31, 2015	Unamortized Original Derivative Discount	Convertible Notes Net of Derivative Discount
Modified November Notes	52,443	(25,461)	26,981
Modified June Note	281,750	(136,792)	144,958
TCA Global Loan Payable	320,229	(260,672)	59,557
Total Convertible Notes Payable, current portion	654,422	(422,926)	231,496
TCA Global Loan Payable	429,771	(341,362)	88,409
Total Convertible Notes Payable, net of current portion	1,084,193	(764,288)	319,905

Typenex Co-Investment November 2014 Note

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

The first two tranches (the “November Notes”) were issued with an original issue discount of $20,472, of which $2,137 was amortized to interest expense for the six months ended December 31, 2015.  As of December 31, 2015 the unamortized balance was $0.

The Company recognized an additional debt discount of $48,975 on the first two tranches for the original fair value recognition of the derivative liability (discussed further below), of which $5,201 was amortized to interest expense for the six months ended December 31, 2015.  As of December 31, 2015 the unamortized balance was $0.

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

The Company paid MSC-BD, LLC $20,000 as a finder’s fee (equal to 10% of the gross proceeds) in connection with the first closing and $10,020 in connection with the second closing and paid additional finder’s fees of $16,000 to MSC-BD, LLC in connection with the June Note discussed below. The total finder’s fee of $46,020 was capitalized as deferred finance costs and amortized over the term of the respective notes. As of December 31, 2015 unamortized deferred finance costs related to these instruments were $0.

On December 15, 2015 the Company entered into a Note Settlement Agreement modifying the terms of the November Notes and the June Note (discussed below). This modification was treated as a debt extinguishment under ASC 470-50-40. See Note 10 for further discussion.

The Company also determined that the Lender Conversion feature of the modified November Notes meets the definition of an embedded derivative that should be separated and accounted for as a derivative liability. See Note 11.

Typenex Co-Investment June 2015 Note

On June 4, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company, pursuant to which the Company concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “June Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover the investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction. The original issue discount was recorded as debt discount and amortized to interest expense over the life of the note.  In consideration for the June Note, the investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The June Note matured on December 4, 2015 and, as further described below, on December 15, 2015 the company entered into a Note Settlement Agreement relating to the June Note.

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

On December 15, 2015 the Company entered into a Note Settlement Agreement modifying the terms of the November Notes (discussed above) and the June Note. This Note Settlement Agreement modified the terms of the June Note to mirror the terms of the November Notes, thus making it a convertible instrument. This modification was treated as a debt extinguishment under ASC 470-50-40. See Note 10 for further discussion.

The Company also determined that the Lender Conversion feature of the modified June Note meets the definition of an embedded derivative that should be separated and accounted for as a derivative liability. See Note 11.

TCA Global Credit Master Fund, LP Note December 2015

On December 24, 2015, the Company entered into a Senior Secured Credit Facility Agreement with TCA Global Credit Master Fund, LP (“TCA”).  At the initial closing on December 24, 2015, the Company received gross proceeds of $750,000 and issued to TCA a Convertible Promissory Note in the principal amount of $750,000 (the “TCA Note”).  The TCA Note is scheduled to mature on June 24, 2017 (the “Maturity Date”).  At any time prior to the Maturity Date or the earlier termination of the Loan Agreement, the Company can request up to $9,250,000 of additional loans, which additional loans may be made in the sole discretion of TCA.  The Company may prepay borrowings at any time, in whole or in part, without penalty.

The loan will accrue interest on the unpaid principal balance at an annual rate of 18%.  The Company will make interest only payments of $11,250 on each of January 24, February 24 and March 24, 2016, and thereafter, will make payments of approximately $56,208 of principal and interest per month until the Maturity Date.  In the event the Company is in default under the loan agreement with TCA or any related transaction document, including as a result of a default in the Company’s payment obligations, any amount due to TCA under the facility will, at TCA’s option, bear interest from the date due until such past due amount is paid in full at an annual rate of 22%.  In addition, upon the occurrence and during the continuance of an event of default under the transaction documents, TCA may terminate its commitments to the Company and declare all of the Company’s obligations to TCA to be immediately due and payable.

While the Note is outstanding, but only upon the occurrence of (i) an event of default under the loan agreement with TCA or any related transaction document or (ii) the Company’s mutual agreement with TCA, TCA may convert, subject to certain beneficial ownership limitations, all or any portion of the outstanding principal, accrued and unpaid interest and any other sums due and payable under the Note or any other transaction document (such total amount, the “Conversion Amount”) into a number of shares of the Company’s common stock equal to: (i) the Conversion Amount divided by (ii) eighty-five percent (85%) of the lowest of the daily volume weighted average price of the Company’s common stock during the five business days immediately prior to the conversion date (the “Conversion Shares”).  Upon liquidation by TCA of Conversion Shares, if TCA realizes a net amount from such liquidation equal to less than the Conversion Amount, the Company is obligated to issue to TCA additional shares of the Company’s common stock equal to: (a) the Conversion Amount minus the net realized amount, divided by (b) the average volume weighted average price of the Company’s common stock during the five business days immediately prior to the date upon which TCA requests additional shares.

The payment and performance of all the Company’s indebtedness and other obligations to TCA, including all borrowings under the loan agreement and related agreements, are secured by liens on substantially all of the Company’s assets pursuant to a Security Agreement.

Of the proceeds received at the initial closing, approximately $106,000 was used to pay in full all indebtedness outstanding under the Company’s Business Loan and Security Agreement with B of I Federal Bank (the “Bank”), entered into on November 3, 2015.  Upon repayment of the Company’s indebtedness under the Business Loan and Security Agreement, the Bank released its liens on the Company’s assets.  After the payment of approximately $51,000 of fees and cash expenses to TCA in connection with the loan transaction, the Company received net proceeds of approximately $593,000.

In connection with the Loan Agreement, the Company agreed to pay to TCA a fee for advisory services provided to us prior to the entry into the loan agreement in the amount of $126,000 (the “Advisory Fee”).  As partial payment of the Advisory Fee, the Company issued to TCA 3,810,000 shares of the Company’s common stock on December 24, 2015 (the “Advisory Fee Shares”), representing 4.99% of the Company’s issued and outstanding shares of common stock on such date.  In the event that TCA receives net proceeds from the sale of such shares that are less than the Advisory Fee, TCA may require the Company to issue additional shares of common stock in an amount sufficient such that, when sold and the net proceeds from such sale are added to the net proceeds from the sale of any of the previously issued and sold Advisory Fee Shares, TCA shall have received total net funds equal to the Advisory Fee. Notwithstanding the foregoing, subject to certain conditions, the Company has the right to redeem the Advisory Fee Shares then in TCA’s possession for an amount payable in cash equal to the Advisory Fee, less any net cash proceeds received by TCA from previous sales of Advisory Fee Shares.  In the event TCA has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (i) December 24, 2016; (ii) the occurrence of an event of default under the transaction documents; or (iii) the Maturity Date, then at any time thereafter, TCA has the right to require the Company to redeem all of the Advisory Fee Shares then in TCA’s possession for cash equal to the Advisory Fee, less any cash proceeds received by TCA from any previous sales of Advisory Fee Shares. See Note 11 and Note 12 for further discussion.

The Company also determined that the Conversion feature of the TCA Note and the Advisory Fee meets the definition of an embedded derivative that should be separated and accounted for as a derivative liability. See Note 11.

NOTE 8 –NOTES PAYABLE

Note Holder	Balance December 31, 2015	Unamortized Original Issue Discount	Balance, net of Discount December 31, 2015
Iliad Unsecured Short Term	245,000	(9,131)	235,869
Capital Premium	27,077	-	27,077
AFCO Insurance	56,745	-	56,745
Bank of the West - short term portion	7,211	-	7,211
Total Short Term Notes Payable	$ 336,033	$ (9,131)	$ 326,902

Bank of the West - long term	$ 26,193	$ -	$ 27,698
Total Long Term Notes Payable	$ 26,193	$ -	$ 27,698

Bank of the West

On December 29, 2014, Kyle Winther, the Company’s CEO, entered into a vehicle financing agreement with the Bank of the West. Pursuant to the agreement, the amount financed was $39,275, payable in 48 monthly payments plus accrued interest at a rate of 3.9%. In January 2015, the Company agreed to assume the payments on this loan and capitalized the vehicle. As of December 31, 2015 and June 30, 2015 the outstanding balance was $33,404 and $36,400, respectively, with $7,211 classified as short term and $26,193 and $29,189, respectively, classified as long term.

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

On June 2, 2015, the Company entered into a new Business Loan and Security Agreement with the Bank.  Pursuant to the agreement, the Company borrowed $175,000 from the Bank and received net proceeds of $104,071 after deducting an origination fee of $1,875 and the repayment of $69,054 in full satisfaction of the Company’s remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on January 2, 2015. The new loan was payable in 126 payments of $1,708 due each business day beginning on June 3, 2015, with the total repayment amount (subject to certain exceptions) being equal to $215,249 (the “Total Repayment Amount”). As of December 31, 2015 and June 30, 2015 the outstanding balance was $0 and $153,655, respectively.

On November 3, 2015, the Company entered into a new Business Loan and Security Agreement with the Bank.  Pursuant to the agreement, the Company borrowed $125,000 from the Bank and received net proceeds of $93,615 after deducting an origination fee of $3,023 and the repayment of $28,361 in full satisfaction of the Company’s remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on June 2, 2015.  The new loan was payable in 126 payments of $1,220 due each business day beginning on November 4, 2015, with the total repayment amount (subject to certain exceptions) being equal to $153,750. On December 24, 2015, the loan balance of $106,000 was paid off upon the closing of the financing transaction with TCA Global Credit Master Fund, LP.

Iliad Co-Investment Note

On August 12, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Iliad Research & Trading, L.P, a Utah limited liability partnership, pursuant to which the Company concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “August Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover the investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction. In consideration for the August Note, the investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The August Note matures on February 12, 2016.  The Company may prepay all or a portion of the amount owed earlier than it is due without penalty. The original issue discount and issuance costs for both the June Note (see Note 7) and the August Note were recorded as debt discount and amortized to interest expense over the life of the notes. As of December 31, 2015 and June 30, 2015 the outstanding balance of the August Note was $245,000 and zero, respectively.

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

Other short term facilities

Effective May 29, 2015, the Company entered into an Agreement to finance its annual Workers Compensation insurance coverage. The insurance coverage is provided through The Hartford. The amount of the policy is $18,871 with $18,871 being financed at 2.2% over 12 months with an initial payment of $4,425 and 10 monthly payments of $1,444. The Company cancelled the policy with the Hartford Group and started the new policy as of October 1, 2015.  At December 31, 2015 and June 30, 2015, the premium obligation due under the Agreement was zero and $13,001, respectively.

Effective July 10, 2014, the Company entered into an Agreement to finance its annual General Liability insurance coverage. The insurance coverage is provided through Lloyds of London. The amount of the policy is $52,359 with $43,953 being financed at 11% over 10 months with a monthly payment of $4,620. At June 30, 2015, the remaining premium obligation due under the Agreement was $0. Effective July 10, 2015 the Company entered into a new agreement to finance its General Liability insurance coverage. The amount of the policy is $70,848 with $53,159 financed over 10 months at 9% interest with a monthly payment of $5,538. At December 31, 2015, the remaining premium obligation is $27,706

As of August 22, 2015, the Company entered into an insurance contract with AFCO for Director’s and Officer’s insurance coverage. The amount of the policy is $129,000 with $93,750 being financed at 5.3% over 10 months with a monthly payment of $9,604. At December 31, 2015, the remaining balance is $56,745.

NOTE 9 –LOSS PER COMMON SHARE

A summary of the net loss and shares used to compute net loss per share for the six months ended December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
Net income (loss) for computation of basic and dilutive net income (loss) per share	$(408,597)	$(145,622)
Basic and dilutive net income (loss) per share	$(0.01)	$0.00
Basic and dilutive weighted average shares outstanding	72,621,258	68,060,001

NOTE 10 – DEBT EXTINGUISHMENT

On December 15, 2015, the Company and Typenex Co-Investment, LLC (the “Investor”) entered into a Note Settlement Agreement. The Note Settlement Agreement relates to the November Notes and the June Note (collectively, the “Modified Notes”)(see Note 7).

The Note Settlement Agreement restructures the payment provision of the Notes, including the June Note which was due and payable in full on December 4, 2015. The agreement provides that the Company is to make the following payments to Investor notwithstanding the terms of the Modified Notes (the “Restructure”): (a) a payment in the amount of $50,000 on or before December 15, 2015; (b) a payment in the amount of $50,000 on or before January 15, 2016; (c) a payment in the amount of $50,000 on or before February 15, 2016; and (d) a payment equal to the remaining aggregate outstanding balance of the Modified Notes on or before March 15, 2016 (collectively, the “Note Payments”). Unless specified otherwise by Investor in a written notice delivered to Company, all Note Payments shall be applied first against the outstanding balance of the November Note until the November Note has been paid in full and thereafter against the June Note until the June Note is paid in full. Note Payments may be made in cash or, subject to certain conditions, shares of the Company’s Common Stock.

As consideration for Investor’s agreement to enter into the Note Settlement Agreement, the Company agreed to increase the outstanding balance of each Note by 15% (the “Restructure Effect”). Following the application of the Restructure Effect and including a $5,000 transaction expense fee, the outstanding balance of the November Note was $107,528 and the outstanding balance of the June Note was $281,750. After giving effect to the December 15, 2015 payment of $50,000, the outstanding balance of the November Note was $57,608.

Upon satisfaction of the Company’s obligations under the Note Settlement Agreement, the Company shall be deemed to have paid the entire outstanding balance of each of the Modified Notes in full and shall have no further obligations under either Note. In addition, subject to the Company’s compliance with the terms and conditions of the Note Settlement Agreement, the Investor waives the default caused by the non-payment of the June Note on December 4, 2015.

In the event that the Company fails to comply with the conditions of the Note Settlement Agreement, the Restructure, the waiver of the June Note default, and all other accommodations given in the Note Settlement Agreement will be deemed withdrawn and the Investor will be entitled to all remedies available to it as provided in the Modified Notes, the other Transaction Documents, and the Note Settlement Agreement.

The Company evaluated the Note Settlement Agreement under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”). ASC 470 requires modifications to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. For extinguished debt, a difference between the re-acquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains. The Company noted the change in terms per the Note Settlement Agreement, met the criteria for substantial modification under ASC 470, and accordingly treated the modification as extinguishment of the original November Notes and June Note, replaced by the new convertible notes under the modified terms. The Company recorded a loss on extinguishment of debt of $93,336 during the six months ended December 31, 2015.

NOTE 11 – DERIVATIVE LIABILITIES

The Company evaluated the Modified Notes, the TCA Note and the TCA Advisory Fee under the requirements of ASC 480 “Distinguishing Liabilities from Equity” and concluded that the notes and advisory fee do not fall within the scope of ASC 480.

The Company then evaluated the Modified Notes, the TCA Note and the TCA Advisory Fee under the requirements of ASC 815 “Derivatives and Hedging”.

Due to the existence of the anti-dilution provisions in the Modified Notes, which reduces the Lender Conversion Price in the event of subsequent dilutive issuances by the Company, the Company determined that the Lender Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also determined that the Lender Conversion feature in the Modified Notes meets the definition of an embedded derivative that should be separated from the Modified Notes and accounted for as a derivative liability.

Due to the conversion provisions of the TCA Note and the TCA Advisory Fee, the Company determined that the Conversion feature does not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions does not apply. The Company also determined that the Conversion feature of the TCA Note and the TCA Advisory Fee meets the definition of an embedded derivative that should be separated from the TCA Note and TCA Advisory Fee, respectively and accounted for as a derivative liability.

The Company recorded an original valuation for the Modified Notes of $194,596 for the derivative liability. As of December 31, 2015, the Company had a derivative liability of $183,964.

The Company recorded an original valuation for the TCA Note of $610,514 for the derivative liability. As of December 31, 2015, the Company had a derivative liability for the TCA Note of $694,766.

The Company recorded an original valuation for the TCA Advisory Fee of $80,280 for the derivative liability. As of December 31, 2015, the Company had a derivative liability for the TCA Advisory Fee of $80,280.

The Company has recorded the fair value of each derivative as described above as a current liability as of December 31, 2015. The change in fair value was recorded as other income (expense) in operations for the six months ended December 31, 2015.

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

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of December 31, 2015. The Company categorized the derivative liability as Level 3 using the Black-Scholes pricing model with a fair value of $959,010 as of December 31, 2015.

The Company used the following input ranges: stock price $0.0260-$0.0281; expected term 0.21-1.50 years; risk-free rate 0.16%-1.06%; and volatility 155.1%-155.6%. Unobservable inputs were the prevailing interest rates, the Company’s stock volatility and the expected term.

There have been no transfers between Level 1, Level 2, or Level 3 categories. Level 3 additions for the six months ended December 31, 2015 were $99,835 for valuation adjustments during the period.

NOTE 12 – EQUITY

Unregistered Sales of Equity Securities

Pursuant to the TCA Note, the Company issued to TCA 3,810,000 Advisory Fee Shares on December 24, 2015 as partial consideration for advisory services provided by TCA and the Company may be required to issue an unknown number of additional Advisory Fee Shares and/or Conversion Shares in accordance with the terms of the transaction documents.  The Note and Advisory Shares were issued to TCA in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder for transactions not involving a public offering.  TCA represented that it is an “accredited investor” as defined in Regulation D.  These shares were valued at $0.027 per share, which was the closing market price the Company’s shares at December 24, 2015. The initial valuation of these shares was recorded to deferred finance fees and is being amortized to expense over the life of the related instrument.

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

Sourcing

We use third party contract manufacturers to produce and finish our vaping devices from facilities primarily located in Southern California.  Our vaping devices (or Mods), which are made from a metallic material such as steel, brass or copper, are custom machined to meet our design specifications.  Once machined, unfinished products are delivered to our location in Simi Valley, or to a third party service provider to be buffed, polished and to add various treatments and embellishments, such as paint and dog tags.  Finished products are then held in inventory for distribution and sale. For the six months ended December 31, 2015, we relied on one manufacturer to machine all of our Mods.  Although we relied on one manufacturer to machine our Mods during the quarter, we believe manufacturing capacity is readily available to meet our current and planned needs. We do not currently have any long term agreements in place for the manufacture of our Mods.

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

Operation of Retail Stores

We also sell our products and those of third parties to end consumers directly through our own 1,500 square foot retail location located in Simi Valley, California.  We also operated a second retail location in Chatsworth, CA which store was closed on October 16, 2015.

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

Going Concern

Our unaudited condensed consolidated financial statements have been presented on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our cash balance as of December 31, 2015 along with continued losses and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As discussed in Note 7, on December 24, 2015, we entered into a Senior Secured Credit Facility Agreement with TCA Global Credit Master Fund, LP.  Notwithstanding the foregoing financing event, we continue to face liquidity and capital resources constraints.  We do not believe that the proceeds from our existing financing facilities along with our operating cash flows will be sufficient to meet our financing needs for the next twelve months, and the extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.   Our near term objective is to raise debt or equity capital to fund our immediate cash needs and to finance our longer term growth.   We are also pursuing various means to increase revenues, reduce operating costs and to improve cash flow.

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

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This update impacts the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is to be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have not yet determined the impact of ASU 2016-01 on our consolidated results of operations, financial condition, or cash flows.

We have reviewed all other recent accounting pronouncements issued to date of the issuance of these unaudited consolidated financial statements, and do not believe any of these pronouncements will have a material impact on our unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended December 31, 2015 to the Three Months Ended December 31, 2014

The following is a summary of our results from operation for the three month periods ended December 31, 2015 and December 31, 2014:

	Three Months Ended, December 31, 2015	Three Months Ended December 31, 2014
Revenues	$ 1,295,128	$ 1,127,473
Cost of revenues	599,951	670,164
Gross profit	695,187	457,309
General and administrative expenses	744,687	627,561
Net loss from operations	(49,500)	(170,252)
Other expense	(284,944)	(19,657)
Loss before taxes	(334,444)	(189,909)
Net loss	$ (344,444)	$ (189,909)

Revenues: Revenues are comprised of gross sales less returns and discounts.  During the three months ended December 31, 2015 and 2014, we generated revenue of $1,295,128 (net of returns and discounts of $5,050) and $1,127,473 (net of returns and discounts of $31,205), respectively.  The modest increase in revenues compared to the prior year period primarily results from growth of our wholesale distribution and direct distribution to retail store sales.  We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 90% of our revenue, to increase as we increase our marketing initiatives.  We also expect our sales growth to be driven by sales of our Limitless Mods, our Binary Premium e-Liquid line and our new Limitless Atomizer, which have been well received in the marketplace and collectively account for a majority of our sales.  We anticipate that retail sales will decline in subsequent periods as a result of the closing of our Chatsworth, CA retail location.

Cost of Revenues: Our cost of revenue primarily represents the cost of our outsourced manufacturing of our products and also the cost of purchasing products from third parties for resale.  Generally, our cost of revenue is lower on products that we directly source and is higher when we purchase products for resale from third parties. During the three months ended December 31, 2015 and 2014, our cost of revenue was $599,951 and $670,164, respectively.  The decrease in cost of revenues during the three months ended December 31, 2015 compared to the prior year period is primarily attributable to sourcing and distributing more of our proprietary products as opposed to purchasing products from third parties for resale.  For the three months ended December 31, 2015, our directly sourced products comprised approximately 74% of our sales, which is approximately a 6% increase from the prior year period, which resulted in a slight decrease in our cost of revenues.

Gross Profit:  Gross profit represents revenue less the cost of revenue.  During the three months ended December 31, 2015, our gross profit was $695,187 and during the comparable prior year period ended December 31, 2014 was $457,309. Our gross margin (which is gross profit as a percentage of revenue) for the three months ended December 31, 2015 was 53.6% compared to 40.6% for the prior year period. The increase in our gross profit during the three months ended December 31, 2015 compared to the prior year period is primarily attributable to sourcing and distributing more of our proprietary products as opposed to purchasing products from third parties for resale, as described in the previous paragraph.  We expect our gross profit and profit margins to increase in subsequent periods as we sell more of our proprietary products, including without limitation, our Limitless Mods and Binary Premium e-Liquids and our newly launched Limitless Atomizer, which have higher margins than products we purchase for resale.

General and Administrative Expense:   General and administrative expenses consist primarily of payroll and related costs, sales and marketing costs, infrastructure costs and costs associated with being a public reporting company.  During the three months ended December 31, 2015, we incurred general and administrative expenses of $744,687 and in the comparable prior year period ended December 31, 2014 we incurred general and administrative expenses of $627,561.  The increase in general and administrative expense during the three months ended December 31, 2015 compared to the prior year period results primarily from additional legal fees incurred in connection with financing transactions.  Our general and administrative expenses as a percentage of sales was 57.5% and 55.7% for each of the three months ended December 31, 2015 and December 31, 2014, respectively. We are continuing to evaluate our general and administrative expenses in an effort to reduce costs and improve our future profitability and cash flow.  In October of 2015, we took steps to lower our general and administrative expenses by dismissing 4 full time and 2 part time employees.

Other expense: Other expense of $284,944 for the three months ended December 31, 2015 consists of interest expense of $55,802 incurred in connection with our credit facilities, finance fees of $10,508, interest expense-amortization of debt discount $70,946, loss on extinguishment of debt $93,336 and expenses incurred in connection with a change in derivative liability of $54,352 associated with our credit facilities with Typenex Co-Investment, LLC and TCA Global Credit Master Fund, LP.  During the comparable period in 2014, we had $19,657 interest expense.

Net Loss: Net loss was $334,444 for the three months ended December 31, 2015 and $189,909 for the three months ended December 31, 2014 for the reasons discussed above.

Comparison of the Six Months Ended December 31, 2015 to the Six Months Ended December 31, 2014

The following is a summary of our results from operation for the six month periods ended December 31, 2015 and December 31, 2014:

	Six Months Ended, December 31, 2015	Six Months Ended December 31, 2014
Revenues	$ 3,257,483	$ 2,499,023
Cost of revenues	1,803,793	1,413,486
Gross profit	1,453,690	1,085,537
General and administrative expenses	1,446,428	1,192,615
Net Income (loss) from operations	7,262	(107,078)
Other expense	(415,059)	(37,544)
Net loss before taxes	(407,797)	(144,622)
Income tax provision	800	800
Net loss	$ (408,597)	$ (145,422)

Revenues: Revenues are comprised of gross sales less returns and discounts.  During the six months ended December 31, 2015 and 2014, we generated revenue of $3,257,483 (net of returns and discounts of $13,433) and $2,499,023 (net of returns and discounts of $60,217), respectively.  The increase in revenues compared to the prior year period primarily results from growth of our wholesale distribution and direct distribution to retail store sales. We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 90% of our revenue, to increase as we increase our marketing initiatives.  We also expect our sales growth to be driven by sales of our Limitless Mods, our Binary Premium e-Liquid line and our new Limitless Atomizer, which have been well received in the marketplace and collectively account for a majority of our sales.  We anticipate that retail sales will decline in subsequent periods as a result of the closing of our Chatsworth, CA retail location.

Cost of Revenues: Our cost of revenue primarily represents the cost of our outsourced manufacturing of our products and also the cost of purchasing products from third parties for resale.  Generally, our cost of revenue is lower on products that we directly source and is higher when we purchase products for resale from third parties. During the six months ended December 31, 2015 and 2014, our cost of revenue was $1,803,793 and $1,413,486, respectively.  The increase in cost of revenues during the six months ended December 31, 2015 compared to the prior year period is primarily attributable to the period-over-period increase in our revenues as well as an increase in sales of products we purchased from third parties for resale in the three-month period ended September 30, 2015 compared to the prior year period.

Gross Profit:  Gross profit represents revenue less the cost of revenue.  During the six months ended December 31, 2015, our gross profit was $1,453,690 and during the comparable prior year period ended December 31, 2014 was $1,085,537. The increase in gross profit during the six months ended December 31, 2015 compared to the prior year period is primarily attributable to the period-over-period increase in our revenues.  Our gross margin (which is gross profit as a percentage of revenue) for the six months ended December 31, 2015 was 44.6% compared to 43.4% for the prior year period.  The modest increase in our gross margin during the six months ended December 31, 2015 results primarily from the sale of a reduced percentage of third party products purchased for resale in the six-month period ended December 31, 2015 compared to the prior year period.  We expect our gross profit and profit margins to increase in subsequent periods as we sell more of our proprietary products, including without limitation, our Limitless Mods and Binary Premium e-Liquids and our newly launched Limitless Atomizer, which have higher margins than products we purchase for resale.

General and Administrative Expense:   General and administrative expenses consist primarily of payroll and related costs, sales and marketing costs, infrastructure costs and costs associated with being a public reporting company.  During the six months ended December 31, 2015, we incurred general and administrative expenses of $1,446,428 and in the comparable prior year period ended December 31, 2014 we incurred general and administrative expenses of $1,192,615.  The increase in general and administrative expense during the six months ended December 31, 2015 compared to the prior year period is attributable to increased sales and marketing costs, the hiring of additional employees and costs associated with being a public reporting company.  Although our general and administrative expenses as a percentage of sales decreased to 44.4% for the six-month period ended December 31, 2015 compared to 47.7% for the prior year period, we are continuing to evaluate our general and administrative expenses in an effort to reduce costs and improve our future profitability and cash flow.  In October of 2015, we took steps to lower our general and administrative expenses by dismissing 4 full time and 2 part time employees.

Other expense: Other expense of $415,059 for the six months ended December 31, 2015 consists of interest expense of $88,487 incurred in connection with our credit facilities, finance fees of $20,273, interest expense-amortization of debt discount $113,128, loss on extinguishment of debt $93,336 and expenses incurred in connection with a change in derivative liability of $99,835 associated with our credit facilities with Typenex Co-Investment, LLC and TCA Global Credit Master Fund, LP.  We had $37,544 interest expense in the prior year period ended December 31, 2014.

Net loss: Net loss was $408,597 for the six months ended December 31, 2015 and $145,422 for the six months ended December 31, 2014 for the reasons discussed above.

Seasonality

Our operating results and operating cash flows tend to be lower in the three month period ending December 31, compared to other periods. This year, our sales for the three month period ending September 30, 2015 were $1,962,345 compared to $1,295,128 for the three month period ending December 31, 2015.

Liquidity and Capital Resources

As of December 31 2015, we had cash of $442,942 and working capital deficit of $364,781 and as of June 30, 2015, we had cash of $351,081 and a working capital deficit of $539,496.  We depend on cash from financing activities to fund our operating activities, and we expect this trend to continue as we continue to grow our operations.  A summary of our net working capital as of December 31, 2015 and as of June 30, 2015, and our cash flows for the six months ended December 31, 2015 and 2014 are summarized in the following tables:

Net Working Capital
	As of December 31, 2015	As of June 30, 2015
Current Assets	$1,245,046	794,377
Current Liabilities	1,609,827	1,333,873
Net Working Capital	$(364,781)	(539,496)

Cash Flows
	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Net cash used in Operating Activities	$ (342,925)	$ (450,370)
Net cash provided by (used in) Investing Activities	(5,734)	3,037
Net cash provided by Financing Activities	440,520	195,428
Increase/(Decrease) in Cash during period	91,861	(251,905)
Cash, Beginning of Period	351,081	307,567
Cash, End of Period	$ 442,942	$ 55,662

Operating Activities

Net cash used in operating activities was $342,925 for the six months ended December 31, 2015.  Net cash used by operating activities was $450,370 for the six months ended December 31, 2014.  Net cash used in operations for the period ended December 31, 2015 primarily results from our net loss, inventory purchases, a decrease in deferred income and a decrease in accounts payable and accrued expenses offset by an increase in amortization of debt discount, loss on extinguishment of debt and changes in derivative liability.  Net cash used in operations for the six months ended December 31, 2014 primarily results from our net loss, a decrease in deferred income, an increase in inventory and an increase in prepaid expenses and other current and long term assets offset by an increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was $5,734 for the six months ended December, 2015.  For the sixth months ended December 31, 2014, net cash provided by investing activities was $3,037.  Net cash used by investing activities for the six months ended December 31, 2015 consists of the purchase of property and equipment for $5,734.

Financing Activities

Net cash received in financing activities $440,520 for the six months ended December 31, 2015 and $195,428 for the six months ended December 31, 2014.  For the six months ended December 31, 2015, net cash received in financing activities primarily consisted of proceeds from convertible notes payable of $699,350 from our financing with TCA and proceeds from short term notes payable of $330,000 offset by payments on convertible notes payable of $218,759, payments made on short term notes payable of $278,655 and payments on financed insurance premiums of $76,089.  For the six months ended December 31, 2014, net cash received in financing activities consisted of a convertible loan of $200,000 offset by payments on affiliate loans of $2,386 and payments on leased property loans $2,186.

Description of Financing Facilities

Facility with Typenex Co-Investment, LLC

On November 4, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which we concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “November Note”).  For a further description of the terms of the November Note, please see Note 7.  On December 15, 2015 the company renegotiated the terms of the November Note pursuant to the Note Settlement Agreement, which is further described below. The original loan is accounted for as an extinguished loan and the modified loan was recorded as a new instrument.  As of December 31, 2015, the remaining balance on the November Note is $0.

Second Facility with Typenex Co-Investment, LLC

On June 4, 2015, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company, pursuant to which we concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “June Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover the investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction.  In consideration for the June Note, the investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The June Note matured on December 4, 2015.  For a further description of the terms of the June Note, please see Note 7.  On December 15, 2015 the company renegotiated the terms of the June Note pursuant to the Note Settlement Agreement, which is further described below.  The original loan is accounted for as an extinguished loan and the modified loan was recorded as a new instrument.

Note Settlement Agreement

On December 15, 2015, Typenex Co-Investment, LLC (the “Investor”) entered into a Note Settlement Agreement with us. The Note Settlement Agreement relates to the November Note and the June Note (collectively, the “Modified Notes”).

The Note Settlement Agreement restructures the payment provision of the Modified Notes, including the June Note which was due and payable in full on December 4, 2015. The agreement provides that we are to make the following payments to Investor notwithstanding the terms of the Modified Notes (the “Restructure”): (a) a payment in the amount of $50,000 on or before December 15, 2015; (b) a payment in the amount of $50,000 on or before January 15, 2016; (c) a payment in the amount of $50,000 on or before February 15, 2016; and (d) a payment equal to the remaining aggregate outstanding balance of the Modified Notes on or before March 15, 2016 (collectively, the “Note Payments”). Unless specified otherwise by Investor in a written notice delivered to us, all Note Payments shall be applied first against the outstanding balance of the November Note until the November Note has been paid in full and thereafter against the June Note until the June Note is paid in full. Note Payments may be made in cash or, subject to certain conditions, shares of our Common Stock.

As consideration for Investor’s agreement to enter into the Note Settlement Agreement, we agreed to increase the outstanding balance of each Note by 15% (the “Restructure Effect”). Following the application of the Restructure Effect and including a $5,000 transaction expense fee, the outstanding balance of the November Note was $107,528 and the outstanding balance of the June Note was $281,750. After giving effect to the December 15, 2015 payment of $50,000, the outstanding balance of the November Note was $57,608.

Upon satisfaction of our obligations under the Note Settlement Agreement, we shall be deemed to have paid the entire outstanding balance of each of the Modified Notes in full and shall have no further obligations under either Note. In addition, subject to our compliance with the terms and conditions of the Note Settlement Agreement, the Investor waives the default caused by the non-payment of the June Note on December 4, 2015.

In the event that we fail to comply with the conditions of the Note Settlement Agreement, the Restructure, the waiver of the June Note default, and all other accommodations given in the Note Settlement Agreement will be deemed withdrawn and the Investor will be entitled to all remedies available to it as provided in the Modified Notes, the other Transaction Documents, and the Note Settlement Agreement.

Iliad Research and Trading, L.P. Note Purchase Agreement and Promissory Note

On August 12, 2015, we entered into a Note Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (“Iliad”) and an affiliate of Typenex Co-Investment, LLC., pursuant to which we concurrently issued to Iliad a Promissory Note in a principal amount of $245,000 (the “August Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover Iliad’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction.  In consideration for the August Note, Iliad paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The August Note matured on February 12, 2016 and we are currently in the process of restructuring the payment terms of this note with Iliad.  For a further description of the terms of the August Note, please see Note 8.

Facility with B of I Federal Bank

On November 3, 2015, we entered into a Business Loan and Security Agreement with BofI Federal Bank (the “Bank”).  Pursuant to the agreement, we borrowed $125,000 from the Bank and received net proceeds of $93,615.51 after deducting the repayment of $31,384.49 in full satisfaction of our remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on June 2, 2015 (see Note 7 for further details on the June 2 note).  The new loan was payable in 126 payments of $1,220.24 due each business day beginning on November 4, 2015, with the total repayment amount (subject to certain exceptions) being equal to $153,750.24. On December 24, 2015, the loan balance of $106,000 was paid off in connection with the closing of our financing with TCA Global Credit Master Fund, LP.

Prior to its repayment, the loan was secured by all personal property of the Company and was also personally guaranteed by Lori Winther, our Chief Financial Officer and a director of the Company, Kyle Winther, our Chief Executive Officer and a director of the Company, and Gary Perlingos, our President and a director of the Company.

Facility with TCA Global Credit Master Fund, LP Note December 2015

On December 24, 2015, we entered into a Senior Secured Credit Facility Agreement with TCA Global Credit Master Fund, LP (“TCA”).  At the initial closing on December 24, 2015, we received gross proceeds of $750,000 and issued to TCA a Convertible Promissory Note in the principal amount of $750,000 (the “TCA Note”). The TCA Note is scheduled to mature on June 24, 2017 (the “Maturity Date”).  At any time prior to the Maturity Date or the earlier termination of the Loan Agreement, we can request up to $9,250,000 of additional loans, which additional loans may be made in the sole discretion of TCA.  We may prepay borrowings at any time, in whole or in part, without penalty.

The loan will accrue interest on the unpaid principal balance at an annual rate of 18%.  We will make interest only payments of $11,250 on each of January 24, February 24 and March 24, 2016, and thereafter, will make payments of approximately $56,208 of principal and interest per month until the Maturity Date.  In the event we are in default under the loan agreement with TCA or any related transaction document, including as a result of a default in our payment obligations, any amount due to TCA under the facility will, at TCA’s option, bear interest from the date due until such past due amount is paid in full at an annual rate of 22%.  In addition, upon the occurrence and during the continuance of an event of default under the transaction documents, TCA may terminate its commitments to us and declare all of our obligations to TCA to be immediately due and payable.

While the Note is outstanding, but only upon the occurrence of (i) an event of default under the loan agreement with TCA or any related transaction document or (ii) our mutual agreement with TCA, TCA may convert, subject to certain beneficial ownership limitations, all or any portion of the outstanding principal, accrued and unpaid interest and any other sums due and payable under the Note or any other transaction document (such total amount, the “Conversion Amount”) into a number of shares of our common stock equal to: (i) the Conversion Amount divided by (ii) eighty-five percent (85%) of the lowest of the daily volume weighted average price of our common stock during the five business days immediately prior to the conversion date (the “Conversion Shares”).  Upon liquidation by TCA of Conversion Shares, if TCA realizes a net amount from such liquidation equal to less than the Conversion Amount, we are obligated to issue to TCA additional shares of our common stock equal to: (a) the Conversion Amount minus the net realized amount, divided by (b) the average volume weighted average price of our common stock during the five business days immediately prior to the date upon which TCA requests additional shares.

The payment and performance of all our indebtedness and other obligations to TCA, including all borrowings under the loan agreement and related agreements, are secured by liens on substantially all of our assets pursuant to a Security Agreement. For a further description of the terms of the TCA Note, please see Note 7.

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

Future Capital Requirements

We continue to face liquidity and capital resources constraints and do not believe that the proceeds from our debt facilities along with our operating cash flows will be sufficient to meet our financing needs for the next twelve months. The extent of our future capital requirements will depend on many factors, including our results from operations and the growth rate of our business. Our near term objective is to raise debt or equity capital to fund our immediate cash needs and to finance our longer term growth. We are also pursuing various means to increase revenues, reduce operating costs and to improve overall cash flow.

Although our near term objective is to raise capital to fund our immediate cash needs and to finance our longer term growth, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to grow our operations as planned, may not be able to meet our other obligations as they become due and may ultimately be forced to restructure or cease our operations.

If we are successfully able to raise capital, the issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders and if capital is raised through debt facilities, such facilities will increase our liabilities and future cash commitments, and may also impose restrictive covenants relating to the operation of our business.

We presently do not have any arrangements for additional financing and will continue to evaluate various financing strategies to support our current operations and fund our future growth.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company's plan to remediate those material weaknesses is as follows:

To improve the effectiveness of the accounting group, the company uses the firm of Winther and Company CPA’s to augment existing resources, to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions.  The Company also hired a full-time accounting manager to maintain the Company’s books and records under the supervision of the CFO.  The Company plans to further mitigate its accounting deficiencies by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 15, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

Other than described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2015.

Our Convertible Note financing may result in significant dilution to existing stockholders and could cause us to incur significant financial penalties

On December 24, 2015, we entered into a Senior Secured Credit Facility Agreement with TCA Global Credit Master Fund, LP (“TCA”) and issued to TCA a Convertible Promissory Note in the principal amount of $750,000 (the “TCA Note”).   The payment and performance of all our indebtedness and other obligations to TCA, including all borrowings under the loan agreement and related agreements, are secured by liens on substantially all of our assets pursuant to a Security Agreement.

Upon the occurrence and during the continuance of an event of default under the transaction documents, including as a result of our failure to meet our payment obligations or to satisfy our covenants under the transaction documents, TCA may terminate its commitments to us and declare all of our obligations to TCA to be immediately due and payable.  In addition, upon the occurrence and during the continuance of an event of default under the transaction documents, TCA may also exercise all of its rights as a secured creditor and obtain our assets.   If we lose all or a substantial portion of our assets, our shares will likely significantly decline in value or become worthless.

While the TCA Note is outstanding, but only upon the occurrence of (i) an event of default under the loan agreement with TCA or any related transaction document or (ii) our mutual agreement with TCA, TCA may convert, subject to certain beneficial ownership limitations, all or any portion of the outstanding principal, accrued and unpaid interest and any other sums due and payable under the Note or any other transaction document (such total amount, the “Conversion Amount”) into a number of shares of our common stock equal to: (i) the Conversion Amount divided by (ii) eighty-five percent (85%) of the lowest of the daily volume weighted average price of our common stock during the five business days immediately prior to the conversion date (the “Conversion Shares”).  Upon liquidation by TCA of Conversion Shares, if TCA realizes a net amount from such liquidation equal to less than the Conversion Amount, we are obligated to issue to TCA additional shares of our common stock equal to: (a) the Conversion Amount minus the net realized amount, divided by (b) the average volume weighted average price of our common stock during the five business days immediately prior to the date upon which TCA requests additional shares.  In the event we issue Conversion Shares to pay obligations under the TCA Note, our existing stockholders will likely be significantly diluted pursuant to the terms of the TCA Note and our shares may significantly decline in value or become worthless.

Similarly, in connection with the loan agreement with TCA, we agreed to pay to TCA a fee for advisory services provided to us prior to the entry into the loan agreement in the amount of $126,000 (the “Advisory Fee”).  As partial payment of the Advisory Fee, we issued to TCA 3,810,000 shares of our common stock on December 24, 2015 (the “Advisory Fee Shares”).  In the event that TCA receives net proceeds from the sale of such shares that are less than the Advisory Fee, TCA may require us to issue additional shares of common stock in an amount sufficient such that, when sold and the net proceeds from such sale are added to the net proceeds from the sale of any of the previously issued and sold Advisory Fee Shares, TCA shall have received total net funds equal to the Advisory Fee.  Notwithstanding the foregoing, subject to certain conditions, we have the right to redeem the Advisory Fee Shares then in TCA’s possession for an amount payable in cash equal to the Advisory Fee, less any net cash proceeds received by TCA from previous sales of Advisory Fee Shares.  In the event TCA has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (i) December 24, 2016; (ii) the occurrence of an event of default under the transaction documents; or (iii) the Maturity Date, then at any time thereafter, TCA has the right to require us to redeem all of the Advisory Fee Shares then in TCA’s possession for cash equal to the Advisory Fee, less any cash proceeds received by TCA from any previous sales of Advisory Fee Shares.  In the event TCA sells its Advisory Fee Shares in the market, our share price may significantly decline.  In addition, in the event we issue additional Advisory Fee Shares to pay the Advisory Fee, our existing stockholders will likely be significantly diluted and our shares may significantly decline in value or become worthless.

Item 6.

Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	B of I Business Loan and Security Agreement dated November 3, 2015					X
10.2	Note Settlement Agreement by and between Vapor Hub International Inc. and Typenex Co-Investment, LLC dated December 18, 2015.	8-K	000-55363	10.1	12/31/2015
10.3	Senior Secured Credit Facility Agreement dated December 24, 2015 by and between Vapor Hub International Inc. and TCA Global Credit Master Fund, LP.	8-K	000-55363	10.1	12/31/2015
10.4	Security Agreement dated December 24, 2015 by and between Vapor Hub International Inc. and TCA Global Credit Master Fund, LP.	8-K	000-55363	10.2	12/31/2015
10..5	Convertible Promissory Note dated December 24, 2015 issued by Vapor Hub International Inc. to TCA Global Credit Master Fund, LP.	8-K	000-55363	10.3	12/31/2015
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
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

Date: February 16, 2016

Vapor Hub International Inc.

(Registrant)

By: /s/ Kyle Winther

Kyle Winther

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Lori Winther

Lori Winther

Chief Financial Officer

(Principal Financial and Accounting Officer)