Form 10-Q
period 2016-03-31
VAPOR HUB INTERNATIONAL INC.
filed 2016-05-23
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.

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

As of May 16, 2016, the issuer had 81,262,934 shares of common stock issued and outstanding.

VAPOR HUB INTERNATIONAL INC.
TABLE OF CONTENTS

Part I.  Financial Information

		Page No.

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets of Vapor Hub International Inc. as of March 31, 2016 (Unaudited) and June 30, 2015		3
Unaudited Condensed Consolidated Statements of Operations of Vapor Hub International Inc. for the three months and nine months ended March 31, 2016 and March 31, 2015		4
Unaudited Condensed Consolidated Statements of Cash Flows of Vapor Hub International Inc. for the nine months ended March 31, 2016 and March 31, 2015		5
Notes to Unaudited Condensed Consolidated Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II. Other Information

Item 1A.	Risk Factors	34

Item 6.	Exhibits	36

SIGNATURES		37

PART I:  FINANCIAL INFORMATION

Item 1.

Financial Statements

VAPOR HUB INTERNATIONAL INC.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2016	2015
	(unaudited)
Assets
Current assets
Cash	$ 168,050	$ 351,081
Accounts receivable	7,682	9,511
Inventory	442,648	323,784
Prepaid expenses and other current assets	134,300	61,269
Deferred finance costs	205,189	39,258
Other current assets	-	9,474
Total current assets	957,869	794,377
Fixed assets, net	141,988	159,546
Deposits	14,341	6,895
Total assets	$ 1,114,198	$ 960,818

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$ 295,036	$ 509,618
Deferred income	218,553	82,499
Notes payable - short term	291,723	384,769
Loans from related parties	84,804	96,312
Equipment leases payable	2,059	-
Current portion of convertible notes payable, net of unamortized debt discount	154,628	192,091
Derivative liabilities	382,929	68,584
Total current liabilities	1,429,732	1,333,873
Long term liabilities
Equipment leases payable	-	5,440
Notes payable- long term	24,673	29,189
Convertible notes payable, net of current portion and unamortized debt discount	190,161	-
Derivative liabilities	226,272	-
Long term liabilities	441,106	34,629
Total liabilities	1,870,838	1,368,502
Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 0 issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	-	-
Common stock, $0.001 par value, 1,010,000,000 shares authorized; 78,102,378 and 72,455,606 issued outstanding as of March 31, 2016 and June 30, 2015, respectively	78,102	72,456
Additional paid-in-capital	684,687	557,463
Accumulated deficit	(1,519,429)	(1,037,603)
Total stockholders' deficit	(756,640)	(407,684)
Total liabilities and stockholders' deficit	$ 1,114,198	$ 960,818

The accompanying notes are integral part of these condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Consolidated Statements of Operations

Revenue	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
	$ 1,199,450	$ 1,091,021	$4,456,933	$ 3,590,044
Cost of revenue	726,918	739,243	2,530,710	2,152,729
Gross profit	472,532	351,778	1,926,223	1,437,315
General and administrative expenses	611,125	563,510	2,057,553	1,756,124
Net loss from operations	(138,593)	(211,732)	(131,330)	(318,809)
Other income (expense)
Investor settlement	(15,000)	-	(15,000)	-
Interest expense	(44,180)	(58,137)	(132,666)	(95,681)
Finance fees	(41,733)	(2,681)	(62,007)	(2,681)
Interest expense-amortization of debt discount	(183,534)	-	(296,661)	-
Loss on extinguishment of debt	-	-	(93,336)	-
Change in fair value of derivative liability	349,809	18,935	249,974	18,935
Other income (expense)	65,362	(41,883)	(349,696)	(79,427)
Loss before taxes	(73,231)	(253,615)	(481,026)	(398,236)
Income tax provision	-	1,600	800	2,400
Net loss	(73,231)	(255,215)	(481,826)	(400,636)
Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted
	(0.00)	(0.00))	(0.01)	(0.01)
Weighted average shares outstanding:
Basic	76,911,504	68,360,001	72,639,656	65,158.902
Diluted
	76,911,504	68,060,001	72,639,656	65,158,902

The accompanying notes are integral part of these condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Operating Activities
Net loss	$ (481,826)	$ (400,636)
Adjustments to reconcile net loss to net cash provided used in operating activities:
Depreciation	23,292	13,174
Amortization of debt discount	296,661	5,349
Amortization of deferred finance costs	62,007	-
Loss on extinguishment	93,336	-
Change in derivative liability	(249,974)	(18,935)
Changes in operating assets and liabilities:
Accounts receivable	1,828	(37,280)
Inventory	(118,864)	(21,683)
Prepaid expenses and other current and long term assets	9,602	61,711
Security deposit	(7,446)	5,267
Deferred income	136,053	(305,135)
Accounts payable and accrued expenses	(214,580)	136,751
Net cash used in operating activities	(449,911)	(561,417)

Investing Activities
Purchase of property and equipment	(5,734)	(7,387)
Net cash used in investing activities	(5,734)	(7,387)

Financing Activities
Payments on leased property loans	(3,381)	(2,753)
Payments on financed insurance premiums	(120,398)	-
Proceeds from related party loans	-	30,000
Payments on related party loans	(11,508)	(63,688)
Proceeds from convertible notes payable	699,350	272,008
Payments on convertible notes payable	(338,278)	-
Proceeds from short term notes payable	330,000	200,000
Payments on short term notes payable	(278,654)	(82,073)
Payments on auto loan payable	(4,517)	-
Net cash provided by financing activities	272,614	353,494

Net change in cash	(183,031)	(215,310)
Cash at beginning of period	351,081	307,567
Cash at end of period	$ 168,050	$ 92,257

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 113,453	$ 45,458
Income taxes	$ 800	$ 2,400
Non-cash transactions:
Common stock issued for prepaid services	$ -	$ 6,000
Common stock issued for convertible note payable	$ 30,000	$ -
Insurance premium financing	$ 146,909	$ 173,016
Advisory fee paid in common stock	$ 102,870	$ -
Derivative liability	$ 790,591	$ 48,975

The accompanying notes are integral part of these unaudited condensed consolidated financial statements

VAPOR HUB INTERNATIONAL INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1- INCORPORATION, NATURE OF OPERATIONS AND ACQUISITION

Vapor Hub International Inc. (formerly DogInn, Inc.) (hereinafter known as “the Company”) was incorporated in the State of Nevada on July 15, 2010. On February 14, 2014, the Company entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became the Company’s wholly owned subsidiaries (which subsidiaries have subsequently been merged into the Company) and the Company now carries on the business of developing, producing, marketing and selling the next generation of electronic cigarettes, known as vaping devices, and related accessories, including e-liquids, batteries and atomizers.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying (a) condensed consolidated balance sheet at June 30, 2015 has been derived from audited statements and (b) the condensed consolidated unaudited financial statements as of and for the periods ended March 31, 2016 and 2015, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 (the “2015 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2015. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months and nine months ended March 31, 2016 are not necessarily indicative of the results of operations expected for the year ending June 30, 2016.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s cash balance as of March 31, 2016 along with its net loss and negative cash flow from operations, raise substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company relied on one manufacturer to make all of the Company’s Mods during the three month period ended March 31, 2016.

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

Level 2 - applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-

derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

Deferred Revenue

The Company accrues deferred revenue when customer payments are received, but product has not yet shipped. As of March 31, 2016 and June 30, 2015, the Company had recorded $218,553 and $82,499, respectively for deferred income as a result of prepayments for product made by customers. Those prepayments are recognized into revenue at the point those prepaid products have subsequently shipped. The Company has recognized the $82,499 during the nine months ended March 31, 2016 and expects to recognize the $218,553 into revenue during the fiscal year ending June 30, 2016.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for the nine months ended March 31, 2015 and 2016 were $56,258 and $72,601, respectively and are included in general and administrative expenses.

Deferred Finance Costs, Net

Costs with respect to the issuance of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized to interest expense over the term of any debt funding, if successful, or expensed if the proposed equity or debt transaction is unsuccessful.

For the nine months ended March 31, 2016, the Company incurred $250,400 in costs in connection with the negotiation of a financing transaction with TCA Global Credit Master Fund, LP which amount is included in deferred finance costs as of March 31, 2016 (see Note 7). The unamortized finance costs for the nine months ended March 31, 2016 were $205,189.

Basic and Diluted Net Loss per Share

The Company computes net income per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2016 and 2015, there were no dilutive securities.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update is intended to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. AUS 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not believe this will have a material impact on it consolidated results of operations, financial condition, or cash flows.

The Company has reviewed all other recent accounting pronouncements issued to date of the issuance of these unaudited condensed consolidated financial statements, and does not believe any of those pronouncements will have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 – OFFICERS’ LOANS PAYABLE

As of March 31, 2016 and June 30, 2015, the Company had a balance of $84,804 and $96,312 respectively, outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company), as well as a Chase Bank Line of Credit (which was extended to the Company, though owed personally by Niels & Lori Winther).  The outstanding balances are unsecured, non-interest bearing and repayable upon demand.

NOTE 4 – INVENTORIES

As of March 31, 2016 and June 30, 2015, the Company had a balance of $442,648 and $323,784, respectively, as inventories which consist of vaping devices, electronic cigarettes, e-liquid, related supplies, and accessories. There is no reserve for inventory obsolescence as of March 31, 2016 and June 30, 2015.

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

On February 28, 2015, the Company entered into a lease agreement with landlord Samantha Carrington to provide retail space for its Simi Valley retail location and on April 1, 2015, the Simi Valley retail location opened at the new premises. The lease term extends through March 31, 2017 with a monthly lease payment of $3,190. The Company has a commitment under this lease of $38,280 and a security deposit of $6,380 was paid to the landlord in relation to this lease.

The Company entered into a lease agreement with S.B.P.W., LLC to lease warehouse and office space in Simi Valley, California effective August 5, 2013 which agreement was subsequently amended on February 20, 2014. The lease term extended through April 30, 2015 with a monthly lease payment of $2,035 which increased to $4,070 effective July 1, 2014. On September 1, 2015, the Company terminated this lease and surrendered its facility at 67 W Easy St., Unit 115, Simi Valley, CA 93065 in favor of entering into a lease with Winther Family Trust for executive, sales, and warehouse space at 1871 Tapo Street, Simi Valley, CA 93063. The trustees of the trust are Niels Winther, CPA, a director of the Company, as well as Lori Winther, the Chief Financial Officer, a shareholder and director of the Company. The lease term extends through August 31, 2020 with a monthly lease payment of $5,650. The Company has a commitment under this lease of $299,450 and a security deposit of $5,650 was paid to the landlord in relation to this lease.

On September 15, 2015, the Company entered into a lease agreement with Santa Susana Business Center, LLC to lease warehouse and office space at 4685 Runway Street, Unit D, Simi Valley, CA 93063. The lease term extends through September 30, 2016 with a monthly lease payment of $1,716. The Company has a commitment under this lease of $10,296 and a security deposit of $1,716 was paid to the landlord in relation to this lease.

NOTE 6 – RELATED PARTIES

As of March 31, 2016 and June 30, 2015, the Company had a balance of $84,804 and $96,312, respectively, outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company), as well as Chase Bank Line of Credit (which was extended to the Company, though owed personally by Niels & Lori Winther). The outstanding balances are unsecured, non-interest bearing and repayable upon demand.

From time to time the Company will engage the services of Winther & Co. an accounting firm owned by the husband of the Company’s CFO. Winther & Co. provides bookkeeping, accounting and tax services to the Company. For the nine months ended March 31, 2016 the Company incurred approximately $43,000 in fees with Winther & Co. As of March 31, 2016 and June 30, 2015 the Company had Accounts Payable outstanding to related parties for accounting fees of $0 and $12,369, respectively.

The Company leases its headquarters from the Winther Family Trust. See Note 5 for further discussion.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Note Holder	Balance	Unamortized Original	Convertible Notes
	March 31, 2016	Derivative Discount	Net of Derivative Discount
Modified November Notes	-	-	-
Modified June Note	184,674	(89,603)	95,072
TCA Global Loan Payable	320,229	(260,672)	59,557
Total Convertible Notes Payable, current portion	504,903	(350,275)	154,628

TCA Global Loan Payable	429,771	(239,610)	190,161
Total Convertible Notes Payable, net of current portion	934,674	(589,885)	344,789

Typenex Co-Investment November 2014 Note

On November 4, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which the Company concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “Company Note”).  The principal amount included an original issue discount of $80,000 plus an additional $7,500 to cover Investor's due diligence and legal fees in connection with the transaction. In consideration for the Company Note, Investor issued a series of promissory notes aggregating to the sum of $1,600,000 (the “Purchase Price”), consisting of an initial cash disbursement of $200,000 and the issuance to the Company of ten promissory notes, the first two promissory notes in a principal amount of $100,000 each and the remaining eight promissory notes in a principal amount of $150,000 (each an “Investor Note” and collectively, the “Investor Notes”). The Company Note and the Investor Notes each bore interest at the rate of 10% per annum and were scheduled to mature on April 4, 2019 and the Company’s obligations under the Company Note were secured by liens on the Investor Notes pursuant to the terms of a Security Agreement entered into by the Company in favor of the Investor. Subject to certain conditions, the Company could prepay the Company Note by making a payment equal to 125% of the then outstanding balance (including interest and other fees and amounts due). Each of the Investor Notes could be prepaid (and the Company could receive additional funds under the facility in excess of the initial $200,000 cash proceeds) only upon the mutual agreement of the parties.

On January 16, 2015, upon the mutual agreement of the parties, the Investor paid to the Company the sum of $102,028 as a prepayment of all of its obligations owed to the Company under the first Investor Note in the original principal amount of $100,000 dated November 4, 2014, issued by the Investor in favor of the Company.

The first two tranches (the “November Notes”) were issued with an original issue discount of $20,472, of which $2,137 was amortized to interest expense during the nine months ended March 31, 2016.  As of March 31, 2016 the unamortized balance was $0.

The Company recognized an additional debt discount of $48,975 on the first two tranches for the original fair value recognition of the derivative liability (discussed further below), of which $5,201 was amortized to interest expense during the nine months ended March 31, 2016.  As of March 31, 2016 the unamortized balance was $0.

Beginning on May 4, 2015, the Company was required to repay the outstanding balance on the Company Note in monthly installments of approximately $35,000 per month plus all unpaid interest and other costs, fees or charges under the Company Note. Payment could be made in cash or, subject to certain conditions, in shares of the Company’s common stock or any combination of cash and shares. If payments were made in shares (each, an “Installment Conversion”), such installments or portions thereof were, subject to certain conditions, convertible into shares of the Company’s common stock at the lesser of (i) a conversion price of $0.10, subject to adjustment or (ii) a price that is equal to 70% of the average of the three lowest closing bid prices of the Company’s common stock in the twenty trading days immediately preceding such conversion, subject to a floor of $0.01. In addition, on the date that is twenty trading days from the date the Company delivered installment shares to Investor, there was a true-up where the Company was required to deliver additional shares if the installment conversion price as of the true-up date was less than the installment conversion price used to deliver the initial shares.

Beginning on May 4, 2015, all or any amount of a conversion eligible tranche (as described below) under the Company Note was convertible, at the option of the Investor (each, a “Lender Conversion”), into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to customary anti-dilution adjustments and other adjustments described in the Company Note (the “Conversion Price”). The Company Note was convertible into shares of the Company’s common stock by Investor in eleven tranches consisting of an initial tranche of $217,500 plus interest and other amounts due which could be converted into shares of the Company’s common stock at the Conversion Price at any time on or after May 4, 2015 and ten additional tranches (each a “Subsequent Tranche”), two of which were in the amount of $105,000 plus interest and other amounts due and eight of which were in the amount of $157,500 plus interest and other amounts due. Each Subsequent Tranche could not be converted into shares of the Company’s common stock unless the Investor paid in full the Investor Note corresponding to such tranche, which payment required the Company’s consent. On January 16, 2015, the Investor paid to the Company the sum of $102,028 as a prepayment of all of its obligations owed to the Company under the first Investor Note and consequently the first Subsequent Tranche of $105,000 plus interest and other amounts due could be converted into shares of the Company’s common stock at the Conversion Price at the option of the Investor at any time on or after May 4, 2015. Subject to certain conditions based on the trading volume and trading price of the Company’s common stock, the Company could also elect to convert the entire outstanding balance under the Company Note into shares of the Company’s common stock at the Conversion Price.

If the Company failed to repay the Company Note when due, or if the Company was otherwise in default under the Company Note, at the option of Investor a default interest rate of 22% per annum would apply on all conversion eligible portions of the Company Note while the default continues. In the event the Company was in default under the Company Note, the Investor also had the option to accelerate the note with the outstanding balance becoming immediately due and payable or increase the outstanding balance of the note by an amount of 5% or 15% depending on the particular default. In addition, if the Company failed to issue stock to the Investor within three trading days of receipt of a notice of conversion, the Company was required to pay a penalty equal to the greater of (i) $500 per day; or (ii) 2% of the product of (A) the number of shares to which Investor was entitled that were not issued on a timely basis; and (B) the closing sale price of the common stock on the trading day immediately preceding the last day for us to timely issue the shares.

The Company Note provided that the Investor maintained a right of offset that, under certain circumstances, permitted the Investor to deduct amounts owed by the Company under the Company Note from amounts otherwise owed by Investor under the Investor Notes. In addition, the Company was permitted at any time to deduct and offset any amount owing by the Investor under the Investor Notes from any amount owed by the Company under the Company Note. Since the Company Note and the Investor Notes could be offset against each other, they are recorded on a net basis in the Consolidated Balance Sheet.

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

The Company Note provided that Investor could not convert the Company Note in an amount which would cause Investor to own more than 4.99%, or if the Company’s market capitalization (as defined in the Company Note) is less than $10,000,000, more than 9.99%, of the Company’s outstanding common stock.

The Company paid MSC-BD, LLC $20,000 as a finder’s fee (equal to 10% of the gross proceeds) in connection with the first closing and $10,020 in connection with the second closing and paid additional finder’s fees of $16,000 to MSC-BD, LLC in connection with the June Note discussed below. The total finder’s fee of $46,020 was capitalized as deferred finance costs and amortized over the term of the respective notes. As of March 31, 2016 unamortized deferred finance costs related to these instruments were $0.

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

Typenex Co-Investment June 2015 Note

On June 4, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company, pursuant to which the Company concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “June Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover the investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction. The original issue discount was recorded as debt discount and amortized to interest expense over the life of the note.  In consideration for the June Note, the investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The June Note matured on December 4, 2015 and, as further described below, on December 15, 2015 the company entered into a Note Settlement Agreement relating to the June Note (see Note 10). As of March 31, 2016 the outstanding balance of the Modified June Note was $184,674 and unamortized debt discount was $89,603.

The June Note provided that interest does not accrue on the unpaid principal balance of the June Note unless an event of default occurs.  Upon the occurrence of an event of default, the outstanding balance of the June Note will bear interest at the lesser of the rate of 18% per annum or the maximum rate permitted by applicable law.  In addition, if an event of default occurs under the June Note, the investor may declare all unpaid principal, plus all accrued interest and other amounts due under the June Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the June Note as of the date of the applicable event of default, plus all interest, fees and charges that may accrue on such outstanding balance thereafter.

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

Of the proceeds received at the initial closing, approximately $106,000 was used to pay in full all indebtedness outstanding under the Company’s Business Loan and Security Agreement with B of I Federal Bank (the “Bank”), entered into on November 3, 2015.  Upon repayment of the Company’s indebtedness under the Business Loan and Security Agreement, the Bank released its liens on the Company’s assets.  After the payment of approximately $51,000 of fees and cash expenses to TCA in connection with the loan transaction, the Company received net proceeds of approximately $593,000. As of March 31, 2016 the outstanding balance of TCA Note was $750,000 and unamortized debt discount of $500,282.

In connection with the Loan Agreement, the Company agreed to pay to TCA a fee for advisory services provided to the Company prior to the entry into the loan agreement in the amount of $126,000 (the “Advisory Fee”).  As partial payment of the Advisory Fee, the Company issued to TCA 3,810,000 shares of the Company’s common stock on December 24, 2015 (the “Advisory Fee Shares”), representing 4.99% of the Company’s issued and outstanding shares of common stock on such date.  In the event that TCA receives net proceeds from the sale of such shares that are less than the Advisory Fee, TCA may require the Company to issue additional shares of common stock in an amount sufficient such that, when sold and the net proceeds from such sale are added to the net proceeds from the sale of any of the previously issued and sold Advisory Fee Shares, TCA shall have received total net funds equal to the Advisory Fee.  Notwithstanding the foregoing, subject to certain conditions, the Company has the right to redeem the Advisory Fee Shares then in TCA’s possession for an amount payable in cash equal to the Advisory Fee, less any net cash proceeds received by TCA from previous sales of Advisory Fee Shares.  In the event TCA has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (i) December 24, 2016; (ii) the occurrence of an event of default under the transaction documents; or (iii) the Maturity Date, then at any time thereafter, TCA has the right to require the Company to redeem all of the Advisory Fee Shares then in TCA’s possession for cash equal to the Advisory Fee, less any cash proceeds received by TCA from any previous sales of Advisory Fee Shares.

The Company also determined that the Conversion feature of the TCA Note and the Advisory Fee meets the definition of an embedded derivative that should be separated and accounted for as a derivative liability. See Note 11.

NOTE 8 –NOTES PAYABLE

Note Holder	Balance March 31, 2016	Unamortized Original Issue Discount	Balance, net of Discount March 31, 2016
Iliad Unsecured Short Term	245,000	-	245,000
Capital Premium	10,953	-	10,953
AFCO Insurance	28,560	-	28,560
Bank of the West - short term portion	7,210	-	7,211
Total Short Term Notes Payable	291,723	-	291,724

Bank of the West - long term	24,673	-	24,673
Total Long Term Notes Payable	24,673	-	24,673

Bank of the West

On December 29, 2014, Kyle Winther, the Company’s CEO, entered into a vehicle financing agreement with the Bank of the West. Pursuant to the agreement, the amount financed was $39,275, payable in 48 monthly payments plus accrued interest at a rate of 3.9%. In January 2015, the Company agreed to assume the payments on this loan and capitalized the vehicle. As of March 31, 2016 the outstanding balance was $31,883, with $7,210 classified as short term and $24,673 classified as long term.

Terminated Facilities with B of I Federal Bank

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

On June 2, 2015, the Company entered into a new Business Loan and Security Agreement with the Bank.  Pursuant to the agreement, the Company borrowed $175,000 from the Bank and received net proceeds of $104,071 after deducting an origination fee of $1,875 and the repayment of $69,054 in full satisfaction of the Company’s remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on January 2, 2015. The new loan was payable in 126 payments of $1,708 due each business day beginning on June 3, 2015, with the total repayment amount (subject to certain exceptions) being equal to $215,249 (the “Total Repayment Amount”). As of March 31, 2016, the outstanding balance was $0.

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

Iliad Co-Investment Note

On August 12, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Iliad Research & Trading, L.P, a Utah limited liability partnership, pursuant to which the Company concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “August Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover the investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction. In consideration for the August Note, the investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The August Note was originally scheduled to mature on February 12, 2016 and was extended to April 12, 2016 (see discussion below) and subsequently further extended to July 15, 2016 (see Note 13).  The Company may prepay all or a portion of the amount owed earlier than it is due without penalty. The original issue discount and issuance costs for both the June Note (see Note 7) and the August Note were recorded as debt discount and amortized to interest expense over the life of the notes. As of March 31, 2016, the outstanding balance of the August Note was $245,000 and the unamortized debt discount was $0.

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

On February 19, 2016, the Company entered into an Amendment to Promissory Note with Iliad Research & Trading, L.P which extended the maturity date of the August Note to April 12, 2016 and increased the principal amount of the note by $2,500 as consideration for the extension. The Company evaluated the Amendment to Promissory Note under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”), noting it did not meet the criteria for substantial modification under ASC 470, and accordingly treated the amendment as a modification Note Settlement Agreement, adding $2,500 to the balance and extending the due date under the modified terms.

Other short term facilities

Effective May 29, 2015, the Company entered into an Agreement to finance its annual Workers Compensation insurance coverage. The insurance coverage is provided through The Hartford. The amount of the policy is $18,871 with $18,871 being financed at 2.2% over 12 months with an initial payment of $4,425 and 10 monthly payments of $1,444. The Company cancelled the policy with the Hartford Group and started the new policy as of October 1, 2015.  At March 31, 2016, the premium obligation due under the Agreement was $0.

Effective July 10, 2014, the Company entered into an Agreement to finance its annual General Liability insurance coverage. The insurance coverage is provided through Lloyds of London. The amount of the policy is $52,359 with $43,953 being financed at 11% over 10 months with a monthly payment of $4,620. At June 30, 2015, the remaining premium obligation due under the Agreement was $0. Effective July 10, 2015 the Company entered into a new agreement to finance its General Liability insurance coverage. The amount of the policy is $70,848 with $53,159 financed over 10 months at 9% interest with a monthly payment of $5,538. At March 31, 2016, the remaining premium obligation was $10,953.

As of August 22, 2015, the Company entered into an insurance contract with AFCO for Director’s and Officer’s insurance coverage. The amount of the policy is $129,000 with $93,750 being financed at 5.3% over 10 months with a monthly payment of $9,604. At March 31, 2016, the remaining balance was $28,560.

NOTE 9 –LOSS PER COMMON SHARE

A summary of the net loss and shares used to compute net loss per share for the nine months ended March 31, 2016 and 2015 is as follows:

	March 31, 2016	March 31, 2015
Net income (loss) for computation of basic and dilutive net income (loss) per share	$(481,826)	$(400,636)
Basic and dilutive net income (loss) per share	$(0.01)	$(0.01)
Basic and dilutive weighted average shares outstanding	72,639,656	65,158,902

NOTE 10 – DEBT EXTINGUISHMENT

On December 18, 2015, the Company and Typenex Co-Investment, LLC (the “Investor”) entered into a Note Settlement Agreement. The Note Settlement Agreement relates to the November Notes and the June Note (collectively, the “Modified Notes”) (see Note 7).

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

The Company evaluated the Note Settlement Agreement under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”). ASC 470 requires modifications to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. For extinguished debt, a difference between the re-acquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains. The Company noted the change in terms per the Note Settlement Agreement, met the criteria for substantial modification under ASC 470, and accordingly treated the modification as extinguishment of the original November Notes and June Note, replaced by the new convertible notes under the modified terms. The Company recorded a loss on extinguishment of debt of $93,336 during the nine months ended March 31, 2016.

Amendment to Note Settlement Agreement

On February 19, 2016, the Company entered into an Amendment to Note Settlement Agreement (the “Settlement Agreement Amendment”) with Investor.  The Settlement Agreement Amendment relates to the Note Settlement Agreement (the “Original Agreement”) entered into between the parties on December 18, 2015.

The Original Agreement, as amended by the Settlement Agreement Amendment, restructures the payment provision of the Modified Notes.  The Settlement Agreement Amendment restructures the payment provisions contained in the Original Agreement and provides that the Company is to make the following payments to Investor, in lieu of the previously agreed to $50,000 cash payments, notwithstanding the terms of the Modified Notes (the “Restructure”): (a) a cash payment in the amount of $35,000 payable upon execution of the Settlement Agreement Amendment together with 918,386 shares of the Company’s common stock (subject to adjustment as described in the Settlement Agreement Amendment) based on a note conversion amount of $15,000 and a conversion price of $0.016333, which shares are to be issued and delivered pursuant to the terms of the Settlement Agreement Amendment and (b) a cash payment on or before March 15, 2016 in the amount of $35,000 together with shares of the Company’s common stock based on a note conversion amount of $15,000 and a conversion price of $0.016333, which 918,386 shares were issued and delivered pursuant to the terms of the Settlement Agreement Amendment; and (c) a payment equal to the remaining aggregate outstanding balance of the Modified Notes on or before April 15, 2016, which payment must be made in cash (collectively, the “Note Payments”). Unless specified otherwise by Investor in a written notice delivered to Company, all Note Payments shall be applied first against the outstanding balance of the November Note until the November Note has been paid in full and thereafter against the June Note until the June Note is paid in full.

As consideration for Investor’s agreement to enter into the Settlement Agreement Amendment, the Company agreed to pay Investor a restructuring fee of $2,500.00.

The Company evaluated the Settlement Agreement Amendment under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”). The Company noted the change in terms per the Settlement Agreement Amendment did not meet the criteria for substantial modification under ASC 470, and accordingly treated the amendment as a modification to the Note Settlement Agreement, adding $2,500 to the balance and extending the due date under the modified terms.

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

The Company recorded an original valuation for the Modified Notes of $194,596 for the derivative liability. As of March 31, 2016, the Company had a derivative liability of $120,038.

The Company recorded an original valuation for the TCA Note of $610,514 for the derivative liability. As of March 31, 2016, the Company had a derivative liability for the TCA Note of $397,456.

The Company recorded an original valuation for the TCA Advisory Fee of $80,280 for the derivative liability. As of March 31, 2016, the Company had a derivative liability for the TCA Advisory Fee of $91,710.

The Company has recorded the fair value of each derivative as described above as a current liability as of March 31, 2016. The change in fair value was recorded as other income (expense) in operations for the nine months ended March 31, 2016.

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

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of March 31, 2016. The Company categorized the derivative liability as Level 3 using the Black-Scholes pricing model with a fair value of $609,201 as of March 31, 2016.

The Company used the following input ranges: stock price $0.0260-$0.0283; expected term 0.33-1.21 years; risk-free rate 0.21%-0.59%; and volatility 134.8%-155.6%. Unobservable inputs were the prevailing interest rates, the Company’s stock volatility and the expected term.

There have been no transfers between Level 1, Level 2, or Level 3 categories. Level 3 balance at March 31, 2015 was $68,584. Level 3 activity for the nine months ended March 31, 2016 were additions of $885,390 for the original valuation of three derivatives, deletions of $94,799 for the elimination of an original derivative related to debt extinguishment, and decrease of $249,974 for the valuation adjustments during the period.

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

Pursuant to the Settlement Agreement Amendment (see Note 10), the Company issued to Investor 918,386 shares of the Company’s common stock on or about February 19, 2016 and 918,386 shares of the Company’s common stock on or about March 15, 2016. These shares were valued at $0.01633 as per the Settlement Agreement Amendment.

NOTE 13 – SUBSEQUENT EVENTS

Amendment to Note Settlement Agreement

On May 12, 2016 but effective as of April 15, 2016, the Company entered into Amendment #2 to Note Settlement Agreement (the “Second Amendment”) with Typenex Co-Investment, LLC (the “Investor”).  The Second Amendment relates to the Note Settlement Agreement entered into between the parties on December 18, 2015, as previously amended on February 19, 2016 (as previously amended, the “Original Agreement”).

The Original Agreement, as amended by the Second Amendment, restructures the payment provision of the Modified Notes.  The Second Amendment restructures the payment provisions contained in the Original Agreement and provides that the Company is to make the following payments to Investor notwithstanding the terms of the Modified Notes (the “Restructure”): (a) a cash payment in the amount of $35,000payable on or before April 15, 2016 together with 3,160,556 shares of the Company’s common stock (subject to adjustment as described in the Settlement Agreement Amendment) based on a note conversion amount of $50,000 and a conversion price of $0.015820, which shares are to be issued and delivered pursuant to the terms of the Settlement Agreement Amendment and (b) a cash payment on or before May 15, 2016 in the amount of $35,000 together with shares of the Company’s common stock based on a note conversion amount of $50,000 and a conversion price to be determined in accordance with the Notes, which shares are to be issued and delivered pursuant to the terms of the Settlement Agreement Amendment; and (c) a payment equal to the remaining aggregate outstanding balance of the Notes on or before June 15, 2016, which payment must be made in cash (collectively, the “Note Payments”). Unless specified otherwise by Investor in a written notice delivered to Company, all Note Payments shall be applied first against the outstanding balance of the November Note until the November Note has been paid in full and thereafter against the June Note until the June Note is paid in full.  The Second Amendment also provides that outstanding balance on each of the November Note and the June Note will bear interest at the rate of 10% per annum from the effective date of the amendment until such notes are repaid in full; previously, the June Note did not accrue interest on the unpaid principal balance of the note unless an event of default occurred.

As consideration for Investor’s agreement to enter into the Second Amendment, the Company agreed to pay Investor a restructuring fee of $15,316.

As of the date of this report, the outstanding balance on the November Note is $0 and the outstanding balance on the June Note is $84,363 (which takes into account a cash payment of $35,000 made on May 11, 2016).

Entry into Exchange Agreement and Issuance of Convertible Promissory Note

On May 12, 2016 but effective as of April 15, 2016, the Company entered into an Exchange Agreement with Iliad Research and Trading L.P. (“Iliad”), an affiliate of the Investor (the “Exchange Agreement”).  The Exchange Agreement relates to the Promissory Note issued on August 12, 2015 to Iliad in the original principal amount of $245,000, as previously amended on February 19, 2016 (as amended, the “Original Note”).

Pursuant to the Exchange Agreement, the Company and Iliad exchanged the Original Note for a new promissory note in the original principal amount of $272,250 (the “Exchange Note”), which balance includes an exchange fee of $24,750.  The Exchange Note was issued in substitution of and not in satisfaction of the Original Note.

The Exchange Note provides that the Company is to make the following payments to Iliad: (a) a payment in shares of the Company’s common stock within three trading days of June 15, 2016 based on a note conversion amount of $50,000 and a conversion price that is equal to 70% of the average of the three lowest closing bid prices of the Company’s common stock in the twenty trading days immediately preceding such conversion, which shares are to be issued and delivered pursuant to the terms of the Exchange Note; and (b) a payment equal to the remaining aggregate outstanding balance of the Exchange Note on or before July 15, 2016, which payment must be made in cash.  On the date that is twenty trading days from the date the Company delivers the conversion shares to Iliad, there is a true-up where the Company is required to deliver additional shares if the conversion price as of the true-up date is less than the conversion price used to deliver the initial shares. Interest accrues on the outstanding balance of the Exchange Note at a rate of 10% per annum; provided, however that if the Company fails to repay the Exchange Note when due, or if the Company is otherwise in default under the Exchange Note, at the option of Iliad a default interest rate of 18% per annum will apply.  In the event the Company is in default under the Exchange Note, Iliad also has the option to accelerate the note with the outstanding balance becoming immediately due and payable at an amount equal to 115% of the outstanding balance of the Exchange Note as of the date the event of default occurred.  The Exchange Note may be prepaid without penalty.  The Exchange Note provides that the Company may not issue shares to Iliad under the Exchange Note if the issuance of such shares would cause Iliad to beneficially own more than 9.99% of the Company’s outstanding common stock.

Issuance of Shares of Common Stock

Pursuant to the Settlement Agreement Amendment, the Company issued to Investor 3,160,556 shares of the Company’s common stock on April 15, 2016 at a value of $0.01582 and will be required to issue an unknown number of additional shares of common stock in accordance with the terms of the Settlement Agreement Amendment, as amended, and the Exchange Note.

Regulatory Risks

On May 5, 2016, the U.S. Food and Drug Administration (“FDA”) issued a final rule deeming certain products to be subject to the Federal Food, Drug, and Cosmetic Act and regulations thereunder (the “FD&C Act”), which products include electronic cigarettes and their component parts, including e-liquids, atomizers, batteries, cartomizers, tank systems, flavors, vials that contain e-liquids and programmable software. The Company is evaluating the potential impact of this new regulation.

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

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to historical or current fact. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “becoming,” “transitioning,” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures and cash commitments. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those referenced in the subsection entitled “Risk Factors” herein and in Part I, Item 1A of our Annual Report and similar discussions in our other SEC filings. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Sourcing

We use third party contract manufacturers to produce and finish our vaping devices from facilities primarily located in Southern California.  Our vaping devices (or Mods), which are made from a metallic material such as steel, brass or copper, are custom machined to meet our design specifications.  Once machined, unfinished products are delivered to our location in Simi Valley, or to a third party service provider to be buffed, polished and to add various treatments and embellishments, such as paint and dog tags.  Finished products are then held in inventory for distribution and sale. For the nine months ended March 31, 2016, we relied on one manufacturer to machine all of our Mods.  Although we relied on one manufacturer to machine our Mods during the quarter, we believe manufacturing capacity is readily available to meet our current and planned needs. We do not currently have any long term agreements in place for the manufacture of our Mods.

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

New FDA Regulations

On May 5, 2016, the U.S. Food and Drug Administration (“FDA”) issued a final rule deeming certain products to be subject to the Federal Food, Drug, and Cosmetic Act and regulations thereunder (the “FD&C Act”), which products include electronic cigarettes and their component parts, including e-liquids, atomizers, batteries, cartomizers, tank systems, flavors, vials that contain e-liquids and programmable software.  On August 8, 2016, the newly deemed products will automatically be subject to all provisions of the FD&C Act and FDA regulations applicable to cigarettes, cigarette tobacco and other tobacco products.  However, for certain provisions that require labeling changes or information submission to the FDA, the FDA has provided an extended compliance period.  Among other requirements, under the new rules:

•

The sale of covered tobacco products to individuals under the age of 18 is prohibited beginning August 8, 2016;

•

Vending machine sales of covered tobacco products are prohibited unless sold in adult-only facilities beginning August 8, 2016;

•

The newly deemed products will be subject to rules and regulations relating to adulterated or misbranded products beginning August 8, 2016, including rules that prohibit the sale and distribution of products with modified risk descriptors (such as “light”, “low” and “mild”) unless authorized by the FDA;

•

The distribution of free samples of the newly deemed tobacco products is prohibited as of August 8, 2016;

•

Companies that own or operate domestic manufacturing establishments engaged in the manufacturing of newly deemed tobacco products are required to register with the FDA and submit details about their products beginning August 8, 2016;

•

Subject to certain exceptions, packaging and advertisements of all covered tobacco product will be required to bear an addictiveness warning beginning May 10, 2018; and

•

Newly deemed tobacco products that were not commercially marketed in the United States as of February 15, 2007 or any modification (including a change in design, any component, any part, or any constituent or in the content, delivery or form of nicotine, or any other additive or ingredient) of a tobacco product where the modified product was commercially marked in the United States after February 15, 2007 are required to have premarket authorization prior to commercial distribution.

The FDA process to obtain pre-market authorization will be phased in.  For newly deemed tobacco products that are on the market as of August 8, 2016, but that were not on the market as of February 15, 2007, FDA is providing two compliance periods:  one for submission to the FDA of applications and one for obtaining premarket authorization.  During these compliance periods, the FDA does not intend to take enforcement action for products remaining on the market without authorization.  New products for which no application has been submitted by August 8, 2018 will be subject to enforcement.  With certain exceptions, newly deemed tobacco products for which timely premarket submissions have been submitted will be subject to an additional compliance period of twelve months after the initial compliance period for submissions ends.  Once the continued compliance period ends, new tobacco products on the market without authorization will be subject to enforcement.  For newly deemed tobacco products that are not on the market as of August 8, 2016, the above compliance periods will not apply and the new products must obtain a marketing order from FDA specific to the product prior to commercial distribution.

We cannot predict the impact these new regulations will have on our business and the industry at large and what additional restrictions the FDA may subsequently impose. However, we believe our costs to comply with the new regulations in future periods, particularly the premarket authorization requirement, will be substantial, both in terms of management time and out of pocket expenditures.  Moreover, if we are unable to secure pre-market authorization to continue selling our existing products and any new products targeted for introduction, our future sales will be adversely impacted.  We plan to further evaluate the impact of the new rules and regulations on our business and modify our business strategies accordingly to comply with the new rules and regulations.  However, we cannot guarantee that we will be able to comply with the new rules and regulations, particularly the premarket authorization requirement, and the new legislation (including penalties imposed for failure to comply) could have a material adverse effect on our business, results of operations and financial condition.

Going Concern

Our unaudited condensed consolidated financial statements have been presented on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our cash balance as of March 31, 2016 along with continued losses and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update is intended to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. AUS 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not believe this will have a material impact on it consolidated results of operations, financial condition, or cash flows.

We have reviewed all other recent accounting pronouncements issued to date of the issuance of these unaudited consolidated financial statements, and do not believe any of these pronouncements will have a material impact on our unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

The following is a summary of our results from operation for the three month periods ended March 31, 2016 and March 31, 2015:

	Three Months Ended, March 31, 2016	Three Months Ended March 31, 2015
Revenues	$ 1,199,450	$1,091,021
Cost of revenues	726,918	739,243
Gross profit	472,532	351,778
General and administrative expenses	611,125	563,510
Net loss from operations	(138,593)	(211,732)
Other expense	65,362	(41,883)
Loss before taxes	(73,231)	(253,615)
Income tax provision	-	1,600
Net loss	$ (73,231)	$(255,215)

Revenues: Revenues are comprised of gross sales less returns and discounts.  During the three months ended March 31, 2016 and 2015, we generated revenue of $1,199,450 (net of returns and discounts of $18,345) and $1,091,021 (net of returns and discounts of $15,620), respectively.  The modest increase in revenues compared to the prior year period primarily results from growth of our wholesale distribution and direct distribution to retail store sales.  We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 90% of our revenue, to increase as we increase our marketing initiatives.  We also expect our sales growth to be driven by sales of our Limitless Mods, our Binary Premium e-Liquid line and our new Limitless Atomizer, which have been well received in the marketplace and collectively account for a majority of our sales.  We anticipate that retail sales will remain flat in subsequent periods.

Cost of Revenues: Our cost of revenue primarily represents the cost of our outsourced manufacturing of our products and also the cost of purchasing products from third parties for resale.  Generally, our cost of revenue is lower on products that we directly source and is higher when we purchase products for resale from third parties. During the three months ended March 31, 2016 and 2015, our cost of revenue was $726,918 (or 60.6% of revenues) and $739,243 (or 67.8% of sales), respectively.  The decrease in cost of revenues during the three months ended March 31, 2016 compared to the prior year period is primarily attributable to sourcing and distributing more of our proprietary products as opposed to purchasing products from third parties for resale and also as a result of increased purchasing power in the marketplace.

Gross Profit:  Gross profit represents revenue less the cost of revenue.  During the three months ended March 31, 2016, our gross profit was $472,532 and during the comparable prior year period ended March 31, 2015 was $351,778. Our gross margin (which is gross profit as a percentage of revenue) for the three months ended March 31, 2016 was 39.4% compared to 32.2% for the prior year period. The increase in our gross profit during the three months ended March 31, 2016 compared to the prior year period is primarily attributable to sourcing and distributing more of our proprietary products as opposed to purchasing products from third parties for resale, as described in the previous paragraph.  We expect our gross profit and profit margins to increase in subsequent periods as we sell more of our proprietary products, including without limitation, our Limitless Mods and Binary Premium e-Liquids and our newly launched Limitless Atomizer, which have higher margins than products we purchase for resale.

General and Administrative Expense:   General and administrative expenses consist primarily of payroll and related costs, sales and marketing costs, infrastructure costs and costs associated with being a public reporting company.  During the three months ended March 31, 2016, we incurred general and administrative expenses of $611,125 and in the comparable prior year period ended March 31, 2015 we incurred general and administrative expenses of $563,510.  The increase in general and administrative expense during the three months ended March 31, 2016 compared to the prior year period results primarily from additional wages, insurance and advertising.  Our general and administrative expenses as a percentage of sales was 51.0% and 51.6% for each of the three months ended March 31, 2016 and March 31, 2015, respectively.  We are continuing to evaluate our general and administrative expenses in an effort to reduce costs and improve our future profitability and cash flow.

Other expense: Other (income) expense of $(65,362) for the three months ended March 31, 2016 consists of change in fair value of derivative liability of $(349,809) associated with our credit facilities with Typenex Co-Investment, LLC and TCA Global Credit Master Fund, LP offset by interest expense of $44,180 incurred in connection with our credit facilities, finance fees of $41,733, interest expense-amortization of debt discount of $183,534 and investor settlement of $15,000 associated with the closing of our Chatsworth retail outlet.  During the comparable period in 2015, we had other (income) expense of $(41,883) consisting of $58,137 in interest expense and finance fees of $2,681 offset by a change in fair value of derivative liability of $18,935.

Net Loss: Net loss was $73,231 for the three months ended March 31, 2016 and $255,215 for the three months ended March 31, 2015 for the reasons discussed above.

Comparison of the Nine Months Ended March 31, 2016 to the Nine Months Ended March 31, 2015

The following is a summary of our results from operation for the nine month periods ended March 31, 2016 and March 31, 2015:

	Nine Months Ended, March 31, 2016	Nine Months Ended March 31, 2015
Revenues	$4,456,933	$3,590,044
Cost of revenues	2,530,710	2,152,729
Gross profit	1,926,223	1,437,315
General and administrative expenses	2,057,553	1,756,124
Net Income (loss) from operations	(131,330)	(318,809)
Other expense	(349,696)	(79,427)
Net loss before taxes	(481,026)	(398,236)
Income tax provision	800	2,400
Net loss	$ (481,826)	$(400,636)

Revenues: Revenues are comprised of gross sales less returns and discounts.  During the nine months ended March 31, 2016 and 2015, we generated revenue of $4,456,933 (net of returns and discounts of $32,148) and $3,590,044 (net of returns and discounts of $106,123), respectively.  The increase in revenues compared to the prior year period primarily results from growth of our wholesale distribution and direct distribution to retail store sales. We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 90% of our revenue, to increase as we increase our marketing initiatives.  We also expect our sales growth to be driven by sales of our Limitless Mods, our Binary Premium e-Liquid line and our new Limitless Atomizer, which have been well received in the marketplace and collectively account for a majority of our sales.  We anticipate that retail sales will remain flat in subsequent periods.

Cost of Revenues: Our cost of revenue primarily represents the cost of our outsourced manufacturing of our products and also the cost of purchasing products from third parties for resale.  Generally, our cost of revenue is lower on products that we directly source and is higher when we purchase products for resale from third parties. During the nine months ended March 31, 2016 and 2015, our cost of revenue was $2,530,710 and $2,152,729, respectively.  The increase in cost of revenues during the nine months ended March 31, 2016 compared to the prior year period is primarily attributable to the period-over-period increase in our revenues.

Gross Profit:  Gross profit represents revenue less the cost of revenue.  During the nine months ended March 31, 2016, our gross profit was $1,926,223 and during the comparable prior year period ended March 31, 2015 was $1,437,315 The increase in gross profit during the nine months ended March 31, 2016 compared to the prior year period is primarily attributable to the period-over-period increase in our revenues.  Our gross margin (which is gross profit as a percentage of revenue) for the nine months ended March 31, 2016 was 43.2% compared to 40.0% for the prior year period.  The modest increase in our gross margin during the nine months ended March 31, 2016 results primarily from the sale of a reduced percentage of third party products purchased for resale in the nine-month period ended March 31, 2016 compared to the prior year period.  We expect our gross profit and profit margins to increase in subsequent periods as we sell more of our proprietary products, including without limitation, our Limitless Mods and Binary Premium e-Liquids and our newly launched Limitless Atomizer, which have higher margins than products we purchase for resale.

General and Administrative Expense:   General and administrative expenses consist primarily of payroll and related costs, sales and marketing costs, infrastructure costs and costs associated with being a public reporting company.  During the nine months ended March 31, 2016, we incurred general and administrative expenses of $2,057,553 and in the comparable prior year period ended March 31, 2015 we incurred general and administrative expenses of $1,756,124.  The increase in general and administrative expense during the nine months ended March 31, 2016 compared to the prior year period is attributable to increased sales and marketing costs, the hiring of additional employees and costs associated with being a public reporting company.  Although our general and administrative expenses as a percentage of sales decreased to 46.2% for the nine-month period ended March 31, 2016 compared to 48.9% for the prior year period, we are continuing to evaluate our general and administrative expenses in an effort to reduce costs and improve our future profitability and cash flow.  In October of 2015, we took steps to lower our general and administrative expenses by dismissing 4 full time and 2 part time employees.

Other expense: Other expense of $349,696 for the nine months ended March 31, 2016 consists of investor settlement of $15,000 dealing with the closing of the Chatsworth retail outlet, interest expense of $132,666 incurred in connection with our credit facilities, finance fees of $62,007, interest expense-amortization of debt discount $296,661 and loss on extinguishment of debt of $93,336 offset by a change in fair value of derivative liability of $249,974 associated with our credit facilities with Typenex Co-Investment, LLC and TCA Global Credit Master Fund, LP.  We had other expense of $79,427 for the nine months ended March 31, 2015, consisting of $95,681 in interest expense and $2,681 in finance fees, offset by a change in fair value of derivative liability of $18,935.

Net loss: Net loss was $481,826 for the nine months ended March 31, 2016 and $400,636 for the nine months ended March 31, 2015 for the reasons discussed above.

Seasonality

Our operating results and operating cash flows tend to be lower in the three month period ending March 31, compared to other periods. Due to the post-holiday season, the industry as a whole tends to be slower for January and February, with a moderate increase starting into March.  This year, our sales for the three month period ending March 31, 2016 were $1,199,450 compared to $1,295,138 for the three month period ending December 31, 2015.

Liquidity and Capital Resources

As of March 31 2016, we had cash of $168,050 and working capital deficit of $471,863 and as of June 30, 2015, we had cash of $351,081 and a working capital deficit of $539,496.  We depend on cash from financing activities to fund our operating activities, and we expect this trend to continue as we continue to grow our operations.  A summary of our net working capital as of March 31, 2016 and as of June 30, 2015, and our cash flows for the nine months ended March 31, 2016 and 2015 are summarized in the following tables:

Net Working Capital
	As of March 31, 2016	As of June 30, 2015
Current Assets	$957,869	794,377
Current Liabilities	1,429,732	1,333,873
Net Working Capital	$(471,863)	(539,496)

Cash Flows
	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Net cash used in Operating Activities	$ (449,911)	$ (561,417)
Net cash provided by (used in) Investing Activities	(5,734)	(7,387)
Net cash provided by Financing Activities	272,614	353,494
Increase/(Decrease) in Cash during period	(183,031)	(215,310)
Cash, Beginning of Period	351,081	307,567
Cash, End of Period	$ 168,050	$ 92,257

Operating Activities

Net cash used in operating activities was $449,911 for the nine months ended March 31, 2016.  Net cash used by operating activities was $561,417 for the nine months ended March 31, 2015.  Net cash used in operations for the period ended March 31, 2016 primarily results from our net loss, inventory purchases, change in derivative liability and a decrease in accounts payable and accrued expenses offset by an increase in amortization of debt discount, loss on extinguishment of debt and an increase in deferred income.  Net cash used in operations for the nine months ended March 31, 2015 primarily results from our net loss and a decrease in deferred income offset by an increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was $5,734 for the nine months ended March 31, 2016.  For the nine months ended March 31, 2015, net cash used in investing activities was $7,387.  Net cash used by investing activities for the nine months ended March 31, 2016 and March 31, 2015 consists of the purchase of property and equipment.

Financing Activities

Net cash received in financing activities was $272,614 for the nine months ended March 31, 2016 and $353,494 for the nine months ended March 31, 2015.  For the nine months ended March 31, 2016, net cash received in financing activities primarily consisted of proceeds from convertible notes payable of $699,350 from our financing with TCA and proceeds from short term notes payable of $330,000 offset by payments on convertible notes payable of $338,278, payments made on short term notes payable of $278,654, payments on affiliate loans of $11,508, payments on auto loan of $4,517, payments on leased property of $3,381 and payments on financed insurance premiums of $120,398.  For the nine months ended March 31, 2015, net cash received in financing activities consisted of a convertible loan of $272,008, proceeds from affiliate loans of $30,000 and proceeds from short term notes payable of $200,000 offset by payments on short term notes payable of $82,073, payments on affiliate loans of $63,688 and payments on leased property loans of $2,753.

Description of Financing Facilities

Facility with Typenex Co-Investment, LLC

On November 4, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which we concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “November Note”).  For a further description of the terms of the November Note, please see Note 7.  On December 15, 2015 the company renegotiated the terms of the November Note pursuant to the Note Settlement Agreement, which is further described below, and on each of February 19, 2016 and May 12, 2016, the Company entered into amendments to Note Settlement Agreement, which are also described below.  The original loan is accounted for as an extinguished loan and the modified loan was recorded as a new instrument.  As of May 12, 2016, the remaining balance on the November Note is $0.

Second Facility with Typenex Co-Investment, LLC

On June 4, 2015, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company, pursuant to which we concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “June Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover the investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction.  In consideration for the June Note, the investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The June Note matured on December 4, 2015.  For a further description of the terms of the June Note, please see Note 7.  On December 15, 2015 the company renegotiated the terms of the June Note pursuant to the Note Settlement Agreement, which is further described below, and on each of February 19, 2016 and May 12, 2016, the Company entered into amendments to Note Settlement Agreement, which are also described below.  The original loan is accounted for as an extinguished loan and the modified loan was recorded as a new instrument.

Note Settlement Agreement

On December 18, 2015, Typenex Co-Investment, LLC (the “Investor”) entered into a Note Settlement Agreement with us. The Note Settlement Agreement relates to the November Note and the June Note (collectively, the “Modified Notes”).

The Note Settlement Agreement restructured the payment provision of the Modified Notes, including the June Note which was due and payable in full on December 4, 2015. The agreement provided that we are to make the following payments to Investor notwithstanding the terms of the Modified Notes: (a) a payment in the amount of $50,000 on or before December 15, 2015; (b) a payment in the amount of $50,000 on or before January 15, 2016; (c) a payment in the amount of $50,000 on or before February 15, 2016; and (d) a payment equal to the remaining aggregate outstanding balance of the Modified Notes on or before March 15, 2016.

As consideration for Investor’s agreement to enter into the Note Settlement Agreement, we agreed to increase the outstanding balance of each Note by 15% (the “Restructure Effect”). Following the application of the Restructure Effect and including a $5,000 transaction expense fee, the outstanding balance of the November Note was $107,528 and the outstanding balance of the June Note was $281,750.

First Amendment to Note Settlement Agreement

On February 19, 2016, we entered into an Amendment to Note Settlement Agreement (the “Settlement Agreement Amendment”) with Investor.  The Settlement Agreement Amendment amends the payment terms contained in the Note Settlement Agreement relating to the scheduled February and March 2016 payments, and provides for the following payments: (a) a cash payment in the amount of $35,000 payable on or about February 19, 2016 together with 918,386 shares of our common stock (subject to adjustment as described in the Settlement Agreement Amendment) based on a note conversion amount of $15,000 and a conversion price of $0.016333, which shares are to be issued and delivered pursuant to the terms of the Settlement Agreement Amendment and (b) a cash payment on or before March 15, 2016 in the amount of $35,000 together with shares of our common stock based on a note conversion amount of $15,000 and a conversion price to be determined in accordance with the Modified Notes, which shares are to be issued and delivered pursuant to the terms of the Settlement Agreement Amendment; and (c) a payment equal to the remaining aggregate outstanding balance of the Modified Notes on or before April 15, 2016, which payment must be made in cash.

As consideration for Investor’s agreement to enter into the Settlement Agreement Amendment, we agreed to pay Investor a restructuring fee of $2,500.

Second Amendment to Note Settlement Agreement

On May 12, 2016 but effective as of April 15, 2016, we entered into Amendment #2 to Note Settlement Agreement (the “Second Amendment”) with Investor.  The Second Amendment amends the payment terms contained in the Settlement Agreement Amendment relating to the scheduled April 2016 payment, and provides for the following payments:: (a) a cash payment in the amount of $35,000 payable on or before April 15, 2016 together with 3,160,556 shares of the Company’s common stock (subject to adjustment as described in the Settlement Agreement Amendment) based on a note conversion amount of $50,000 and a conversion price of $0.015820, which shares are to be issued and delivered pursuant to the terms of the Second Amendment and (b) a cash payment on or before May 15, 2016 in the amount of $35,000 together with shares of the Company’s common stock based on a note conversion amount of $50,000 and a conversion price to be determined in accordance with the Modified Notes, which shares are to be issued and delivered pursuant to the terms of the Second Amendment; and (c) a payment equal to the remaining aggregate outstanding balance of the Notes on or before June 15, 2016, which payment must be made in cash.  The Second Amendment also provides that outstanding balance on each of the November Note and the June Note will bear interest at the rate of 10% per annum from the effective date of the amendment until such notes are repaid in full; previously, the June Note did not accrue interest on the unpaid principal balance of the note unless an event of default occurred.

As consideration for Investor’s agreement to enter into the Second Amendment, we agreed to pay Investor a restructuring fee of $15,315.86.

As of the date of this report, the outstanding balance on the November Note is $0 and the outstanding balance on the June Note is $84,363.25 (which takes into account a cash payment of $35,000 made on May 11, 2016).

Iliad Research and Trading, L.P. Note Purchase Agreement and Promissory Note

On August 12, 2015, we entered into a Note Purchase Agreement with Iliad Research and Trading, L.P., a Utah limited partnership (“Iliad”) and an affiliate of Typenex Co-Investment, LLC., pursuant to which we concurrently issued to Iliad a Promissory Note in a principal amount of $245,000 (the “August Note”).  The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover Iliad’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction.  In consideration for the August Note, Iliad paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The August Note was originally scheduled to mature on February 12, 2016.  For a further description of the terms of the August Note, please see Note 8.

On February 19, 2016, we entered into an Amendment to Promissory Note with Iliad which extended the maturity date of the August Note to April 12, 2016 and increased the principal amount of the note by $2,500 as consideration for the extension.

On May 12, 2016 but effective as of April 15, 2016, we entered into an Exchange Agreement with Iliad (the “Exchange Agreement”) relating to the August Note.

Pursuant to the Exchange Agreement, the Company and Iliad exchanged the August Note for a new convertible promissory note in the original principal amount of $272,250 (the “Exchange Note”), which balance includes an exchange fee of $24,750.  The Exchange Note was issued in substitution of and not in satisfaction of the August Note.

The Exchange Note provides that we are to make the following payments to Iliad: (a) a payment in shares of our common stock within three trading days of June 15, 2016 based on a note conversion amount of $50,000 and a conversion price that is equal to 70% of the average of the three lowest closing bid prices of our common stock in the twenty trading days immediately preceding such conversion, which shares are to be issued and delivered pursuant to the terms of the Exchange Note; and (b) a payment equal to the remaining aggregate outstanding balance of the Exchange Note on or before July 15, 2016, which payment must be made in cash.  On the date that is twenty trading days from the date we deliver the conversion shares to Iliad, there is a true-up where we are required to deliver additional shares if the conversion price as of the true-up date is less than the conversion price used to deliver the initial shares. Interest accrues on the outstanding balance of the Exchange Note at a rate of 10% per annum; provided, however that if we fail to repay the Exchange Note when due, or if we are otherwise in default under the Exchange Note, at the option of Iliad a default interest rate of 18% per annum will apply.  In the event we are in default under the Exchange Note, Iliad also has the option to accelerate the note with the outstanding balance becoming immediately due and payable at an amount equal to 115% of the outstanding balance of the Exchange Note as of the date the event of default occurred.  The Exchange Note may be prepaid without penalty.  The Exchange Note provides that we may not issue shares to Iliad under the Exchange Note if the issuance of such shares would cause Iliad to beneficially own more than 9.99% of our outstanding common stock.

Terminated Facilities with B of I Federal Bank

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.  Risk Factors

Other than described below, during the three months ended March 31, 2016, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2015.

Electronic cigarettes become subject to regulation by the FDA

On May 5, 2016, the U.S. Food and Drug Administration (“FDA”) issued a final rule deeming certain products to be subject to the Federal Food, Drug, and Cosmetic Act and regulations thereunder (the “FD&C Act”), which products include electronic cigarettes and their component parts, including e-liquids, atomizers, batteries, cartomizers, tank systems, flavors, vials that contain e-liquids and programmable software.  On August 8, 2016, the newly deemed products will automatically be subject to all provisions of the FD&C Act and FDA regulations applicable to cigarettes, cigarette tobacco and other tobacco products.  However, for certain provisions that require labeling changes or information submission to the FDA, the FDA has provided an extended compliance period.  Among other requirements, under the new rules:

•

The sale of covered tobacco products to individuals under the age of 18 is prohibited beginning August 8, 2016;

•

Vending machine sales of covered tobacco products are prohibited unless sold in adult-only facilities beginning August 8, 2016;

•

The newly deemed products will be subject to rules and regulations relating to adulterated or misbranded products beginning August 8, 2016, including rules that prohibit the sale and distribution of products with modified risk descriptors (such as “light”, “low” and “mild”) unless authorized by the FDA;

•

The distribution of free samples of the newly deemed tobacco products is prohibited as of August 8, 2016;

•

Companies that own or operate domestic manufacturing establishments engaged in the manufacturing of newly deemed tobacco products are required to register with the FDA and submit details about their products beginning August 8, 2016;

•

Subject to certain exceptions, packaging and advertisements of all covered tobacco product will be required to bear an addictiveness warning beginning May 10, 2018; and

•

Newly deemed tobacco products that were not commercially marketed in the United States as of February 15, 2007 or any modification (including a change in design, any component, any part, or any constituent or in the content, delivery or form of nicotine, or any other additive or ingredient) of a tobacco product where the modified product was commercially marked in the United States after February 15, 2007 are required to have premarket authorization prior to commercial distribution.

The FDA process to obtain pre-market authorization will be phased in.  For newly deemed tobacco products that are on the market as of August 8, 2016, but that were not on the market as of February 15, 2007, FDA is providing two compliance periods:  one for submission to the FDA of applications and one for obtaining premarket authorization.  During these compliance periods, the FDA does not intend to take enforcement action for products remaining on the market without authorization.  New products for which no application has been submitted by August 8, 2018 will be subject to enforcement.  With certain exceptions, newly deemed tobacco products for which timely premarket submissions have been submitted will be subject to an additional compliance period of twelve months after the initial compliance period for submissions ends.  Once the continued compliance period ends, new tobacco products on the market without authorization will be subject to enforcement.  For newly deemed tobacco products that are not on the market as of August 8, 2016, the above compliance periods will not apply and the new products must obtain a marketing order from FDA specific to the product prior to commercial distribution.

We cannot predict the impact these new regulations will have on our business and the industry at large and what additional restrictions the FDA may subsequently impose. However, we believe our costs to comply with the new regulations, particularly the premarket authorization requirement, will be substantial, both in terms of management time and out of pocket expenditures.  Moreover, if we are unable to secure pre-market authorization to continue selling our existing products and any new products targeted for introduction, our future sales will be adversely impacted.  We plan to further evaluate the impact of the new rules and regulations on our business and modify our business strategies accordingly to comply with the new rules and regulations.  However, we cannot guarantee that we will be able to comply with the new rules and regulations, particularly the premarket authorization requirement, and the new legislation (including penalties imposed for failure to comply) could have a material adverse effect on our business, results of operations and financial condition.

Item 6

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Amendment to Note Settlement Agreement dated February 19, 2016 by and between Vapor Hub International Inc. and Typenex Co-Investment, LLC.	8-K	000-55363	10.1	02/25/2016
10.2	Amendment to Promissory Note dated February 19, 2016 by and between Vapor Hub International Inc. and Iliad Research and Trading, L.P.	8-K	000-55363	10.2	02/25/2016
10.3	Amendment #2 to Note Settlement Agreement entered into on May 12, 2016 but effective as of April 15, 2016 by and between Vapor Hub International Inc. and Typenex Co-Investment, LLC.	8-K	000-55363	10.1	05/18/2016
10.4	Exchange Agreement entered into on May 12, 2016 but effective as of April 15, 2016 by and between Vapor Hub International Inc. and Iliad Research and Trading, L.P.	8-K	000-55363	10.2	05/18/2016
10.5	Form of Convertible Promissory Note issued by Vapor Hub International Inc. on April 15, 2016 in favor of Iliad Research and Trading, L.P.	8-K	000-55363	10.3	05/18/2016
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
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

Date: May 23, 2016

Vapor Hub International Inc.

(Registrant)

By: /s/ Kyle Winther

Kyle Winther

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Lori Winther

Lori Winther

Chief Financial Officer

(Principal Financial and Accounting Officer)