Form 10-K
period 2016-06-30
VAPOR HUB INTERNATIONAL INC.
filed 2016-10-13
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2016

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,075,264, based on a closing price of $0.0281 on December 31, 2015.

At October 13, 2016, the registrant had 90,292,443 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

VAPOR HUB INTERNATIONAL INC.

FORM 10-K

For The Fiscal Year Ended June 30, 2016

INDEX

PART I

Item 1.  Business

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Vapor Hub International Inc., unless otherwise indicated.

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

Overview

We design, source, market and sell the next generation of smokeless electronic cigarettes which are popularly known as “vaping” devices.  We provide a selection of premium vaping devices and related accessories which we design and source, including our popular “Limitless Mods” and “Limitless Atomizers”, and we also purchase vaping devices and related accessories from third parties for resale.  We distribute our products nationally and internationally to wholesale customers and retail customers, including through our website www.vapor-hub.com.  We also market and sell our products through a retail location located in southern California.

History of the Company

Vapor Hub International Inc. was incorporated in the State of Nevada on July 15, 2010 under the name DogInn, Inc. On February 14, 2014, we entered into a Share Exchange Agreement with Vapor Hub, Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  Pursuant to the terms of Exchange Agreement, we agreed to acquire all 30,000 of the issued and outstanding shares of Vapor’s common stock, as well as all 30,000 of the issued and outstanding shares of Delite’s common stock in exchange for the issuance by us of 38,000,001 shares of our common stock to the shareholders of both companies.  On March 14, 2014, we completed the acquisition of Vapor and issued all of the 38,000,001 shares to the shareholders of Vapor, who were also the shareholders of Delite.  On March 26, 2014, we completed the acquisition of Delite.  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became our wholly owned subsidiaries.  In connection with the acquisition of Vapor, we changed our corporate name from Doginn, Inc. to Vapor Hub International Inc. and our stock symbol changed from “DOGI” to “VHUB.”  On May 18, 2015, Vapor and Delite were merged with and into the company, ending the separate existences of Vapor and Delite. Prior to our acquisition of Vapor, we existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

Our principal executive office is located at 1871 Tapo Street, Simi Valley CA 93063.  The telephone number at our principal executive office is (805) 309-0530.

Our Products - Vaping Devices

Vaping devices (as well as electronic cigarettes, also known as e-cigarettes) are battery-powered products that allow users to inhale vapor instead of the smoke, ash, tar and carbon monoxide associated with traditional cigarettes.  In contrast to e-cigarettes, vaping devices are often precision manufactured from metallic materials and do not look like traditional cigarettes.  Vaping devices, as compared to e-cigarettes, also offer a unique user experience as a result of greater vapor production, enriched taste, and an ability to highly customize a device with different mechanical components and fashionable accessories, including different colors and finishes.  Vaping devices generally consist of three primary components: a battery unit, an atomizer (which includes a heating element), and a tank filled with an “e-liquid,” which e-liquids are available with or without nicotine and in a myriad of flavors.

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

Binary Premium E-Liquid:  Our Binary Premium e-liquid was developed internally over a period of approximately six months and is currently available in five flavors at a retail price point of approximately $12 per bottle.  To provide consumers with alternatives when reducing their nicotine consumption, we offer our Binary Premium e-liquid with 0mg, 2.5mg, 5.0mg, 7.5mg, or 10mg of nicotine per bottle. In contrast, it is typical for bottles of e-liquid to be available with the following nicotine levels per bottle:  0mg, 3mg, 6mg, 12mg, and 18mg. To help ensure quality, our Binary Premium e-liquid is manufactured by a third party supplier in the United States in an ISO and GMP certified lab.

Our Business

Sourcing

We use third party contract manufacturers to produce and finish our mods (“Mods”), including our Limitless Mechanical Mod, from facilities located in both Southern California and China.  Our Mods, which are made from a metallic material such as steel, brass or copper, are custom machined to meet our design specifications.  Once machined, unfinished products are delivered to our location in Simi Valley or to a third party service provider to be buffed, polished and to add various treatments and embellishments, such as paint and engravings.  Finished products are then held in inventory for distribution and sale. In our fiscal year ended June 30, 2015, we relied on one manufacturer to machine all of our Mods and in the fiscal year ended June 30, 2016, we relied on two.  Although we have relied on a limited number of manufacturers to machine our Mods, we believe manufacturing capacity is available to meet our current and planned needs. We do not currently have any long term agreements in place for the manufacture of our Mods.

With respect to our custom designed atomizers which we market and distribute globally, in our fiscal year ended June 30, 2016, we sourced these products from one manufacturer located in the United States.  In our fiscal year ended June 30, 2015, we sourced our atomizers from two manufacturers located in the United States.  We believe that suppliers for our atomizers are available to meet our current and planned needs.

We source our proprietary E-liquids (such as our Binary Premium E-Liquid) from an ISO Class 7 certified manufacturer in the USA, which helps ensure their purity and quality.  In addition to sourcing our own e-liquids, we also purchase e-liquid from other reputable American suppliers for resale through our distribution channels.

Product Distribution

Products distributed by the Company include vaping devices and related accessories purchased from third parties for resale as well as our own vaping devices and related accessories, which we design and source, including our popular “Limitless Mechanical Mods”, “Limitless Box Mod” and “Limitless Atomizer”, as well as “Binary Premium e-Liquid”.

We market and sell our vaping devices and related products to end customers through our website www.vapor-hub.com, to retail stores through direct sales both in the United States and internationally, and through third party wholesalers both in the United States and internationally who then resell our products to retailers in their territory.  Retailers of our products include vaping shops throughout the United States and in approximately 23 other countries.   We also distribute our products on a limited basis through convenience stores and gas stations.  In 2016, approximately 28% of our sales were to customers outside of the United States.

With respect to vaping devices and related products that we sell through third party wholesalers, we typically sell our products to these wholesalers for their re-sale on a non-exclusive basis and we also typically do not have long term contractual arrangements with any of our wholesalers.

Operation of Retail Stores

We sell our products and those of third parties to end consumers directly through our retail location located in Simi Valley, California.  Through our retail location, we sell and market vaping devices as well as e-liquid, accessories, and supplies relating to vaping devices to both novice users as well as consumers who demand high end technical devices.  October 15, 2015, we closed a second retail location that we previously operated in Chatsworth, California and we have no plans to open additional stores.

We opened our retail locations in order to create brand recognition for our products and also to enable us to gather information about user preferences in the rapidly evolving vaping industry.  In 2016 and 2015, our retail sales accounted for approximately 6.6% and 10% of our revenue, respectively.

Marketing

We advertise our products primarily through our websites, through email marketing campaigns, magazines, paid social media advertisements, at industry trade shows and through point of sale materials and displays at our retail locations. We also attempt to build brand awareness through innovative social media marketing activities on Facebook, Instagram and Twitter, through in-store and on-premise promotions and through public relation initiatives, such as radio interviews and press releases. We intend to strategically expand our advertising activities in fiscal year 2017 and also increase our public relations campaigns to gain editorial coverage for our products.

Competition

Our industry is highly competitive and there are low barriers to entry.  We compete with numerous regional, national and international electronic cigarette companies, and several large tobacco companies offer or are in the process of developing electronic cigarette products.  We also compete to some extent with traditional tobacco products for customers, and to a lesser extent, we compete with companies that offer smoking cessation aids.

We compete for customers based on a variety of factors, including the design and quality of our products which we target to the premium segment of the vaping market, price and customer service.  We believe that we compete effectively in our industry as a result of, among other reasons, our innovative products, our team of experienced industry professionals, our marketing initiatives and the reputation of our brands.  At a retail price point between $99 to $250, we believe that our Mods are competitively priced in the premium vaping market segment to which we cater.

Markets

According to estimates released by Euromonitor International, growth in global vapor products slowed substantially in 2015 but the market still recorded an increase of 21% to reach US$8 billion.  Euromonitor International further reports that the United States and the United Kingdom are the world’s biggest markets for vaping products and the western european region alone is larger than all other regions (aside from North America).  Euromonitor International also noted a continuing shift in 2015 in the market from traditional e-cigarettes to tank systems. Euromonitor International notes that excluding the US market – where the split between traditional e-cigarettes to tank systems is closer to 50/50 largely due to the stronger involvement of tobacco companies – 85% of world e-cigarette use was in tank systems against just 15% of world vapers consuming traditional e-cigarettes.  Euromonitor International estimates that the vaping market will continue to grow to about US $20 billion by 2020.  There can be no assurances, however, that such predictions will manifest, especially since governmental regulations could severely impact the growth of the electronic cigarette market both in the United States and internationally.

Intellectual Property

We are the registered owner of the federal trademarks for “Vapor Hub”, “Tac Mods USA” and “T TAC MODS USA MADE IN USA” and design.

We plan to continue to expand our brand names and our proprietary trademarks, designs and patents worldwide as our business grows.

Government Regulation

On May 5, 2016, the U.S. Food and Drug Administration (“FDA”) issued a final rule deeming certain products to be subject to the Federal Food, Drug, and Cosmetic Act and regulations thereunder (the “FD&C Act”), which products include electronic cigarettes and their component parts, including e-liquids, atomizers, batteries, cartomizers, tank systems, flavors, vials that contain e-liquids and programmable software.  On August 8, 2016, the newly deemed products became subject to all provisions of the FD&C Act and FDA regulations applicable to cigarettes, cigarette tobacco and other tobacco products.  However, for certain provisions that require labeling changes or information submission to the FDA, the FDA has provided an extended compliance period.  Among other requirements, under the new rules:

•

The sale of covered tobacco products to individuals under the age of 18 is prohibited beginning August 8, 2016;

•

Vending machine sales of covered tobacco products are prohibited unless sold in adult-only facilities beginning August 8, 2016;

•

Beginning August 8, 2016, the newly deemed products are subject to rules and regulations relating to adulterated or misbranded products, including rules that prohibit the sale and distribution of products with modified risk descriptors (such as “light”, “low” and “mild”) unless authorized by the FDA;

•

The distribution of free samples of the newly deemed tobacco products is prohibited as of August 8, 2016;

•

Companies that own or operate domestic manufacturing establishments engaged in the manufacturing of newly deemed tobacco products are required to register with the FDA and submit details about their products beginning August 8, 2016;

•

Subject to certain exceptions, packaging and advertisements of all covered tobacco products will be required to bear an addictiveness warning beginning May 10, 2018; and

•

Newly deemed tobacco products that were not commercially marketed in the United States as of February 15, 2007 or any modification (including a change in design, any component, any part, or any constituent or in the content, delivery or form of nicotine, or any other additive or ingredient) of a tobacco product where the modified product was commercially marketed in the United States after February 15, 2007 are required to have premarket authorization prior to commercial distribution.

The FDA process to obtain pre-market authorization will be phased in.  For newly deemed tobacco products that were on the market as of August 8, 2016, but that were not on the market as of February 15, 2007, FDA is providing two compliance periods:  one for submission to the FDA of applications and one for obtaining premarket authorization.  During these compliance periods, the FDA does not intend to take enforcement action for products remaining on the market without authorization.  New products for which no application has been submitted by August 8, 2018 will be subject to enforcement.  With certain exceptions, newly deemed tobacco products for which timely premarket submissions have been submitted will be subject to an additional compliance period of twelve months after the initial compliance period for submissions ends.  Once the continued compliance period ends, new tobacco products on the market without authorization will be subject to enforcement.  For newly deemed tobacco products that were not on the market as of August 8, 2016, the above compliance periods will not apply and the new products must obtain a marketing order from FDA specific to the product prior to commercial distribution.

As a result of the new regulations, we will have until August 8, 2018 to submit applications to obtain approval to continue to sell our products in the United States which were on the market as of August 8, 2016. We may continue to sell these existing products during this two-year period and, provided we timely submit applications, we can continue to sell existing products for an additional year while the FDA reviews our applications. Failure to submit applications for any of our existing products would prevent us from marketing and selling such products in the United States beginning in August 2018, which could have a material adverse effect on our business, financial condition and results of operations at that time.

State and Local Regulations

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain municipalities have enacted local ordinances which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes cannot be used and certain states like California have adopted legislation that categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts.  If a significant number of jurisdictions enact prohibitive laws and regulations, electronic cigarettes may lose their appeal as an alternative to cigarettes, which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.  In addition, additional regulations will increase our regulatory compliance costs, which will adversely impact our results from operations and financial condition.

International Regulations

The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the WHO Framework Convention on Tobacco Control (FCTC).  The objective of the FCTC is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

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

Any additional regulations, to the extent they are applicable to our business, will increase our regulatory compliance costs and will adversely impact our results from operations and financial condition.

Research and Development Expenditures

We do not have a formal research and development department.  However, an in-house team of approximately four employees is responsible for the design and development of our Mods and related accessories, including e-liquids.

Employees

As of June 30, 2016, we had 22 full-time employees in general and administrative, operations, engineering, research and development, business development, sales and marketing, and finance.

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

As of June 30, 2016, we had an accumulated deficit of $1,672,246 due to our continuing losses from operations.  For the years ended June 30, 2016 and 2015, we had net losses of $634,643 and $613,997, respectively.  We cannot assure you that we will generate operating profits on a sustainable basis or at all as we continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our business initiatives.

There is doubt about our ability to continue as a going concern due to insufficient cash resources to meet our business objectives.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations to meet our obligations, which we have not been able to accomplish to date, and/or obtain additional financing from equity financings, debt financings, or from other sources.  The extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.  At June 30, 2016, we had a working capital deficit of $934,884 and we currently face liquidity and capital resources constraints.

Our near term objective is to raise debt or equity capital on more favorable terms to the company to fund our immediate cash needs and to finance our longer term growth.  We cannot provide assurance that we will be able to raise additional debt or equity capital, and if we are unsuccessful, we may not be able to grow our operations as planned, may not be able to meet our other obligations as they become due and may even need to cease our operations. If we are successfully able to raise capital, the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders and if capital is raised through debt facilities, such facilities will increase our liabilities and future cash commitments, and may also impose restrictive covenants relating to the operation of our business. We presently do not have any arrangements for additional financing and we continue to evaluate various financing strategies to support our current operations and fund our future growth.

Electronic cigarettes become subject to regulation by the FDA

On May 5, 2016, the U.S. Food and Drug Administration (“FDA”) issued a final rule deeming certain products to be subject to the Federal Food, Drug, and Cosmetic Act and regulations thereunder (the “FD&C Act”), which products include electronic cigarettes and their component parts, including e-liquids, atomizers, batteries, cartomizers, tank systems, flavors, vials that contain e-liquids and programmable software.  On August 8, 2016, the newly deemed products became subject to all provisions of the FD&C Act and FDA regulations applicable to cigarettes, cigarette tobacco and other tobacco products.  However, for certain provisions that require labeling changes or information submission to the FDA, the FDA has provided an extended compliance period.  Among other requirements, under the new rules:

•

The sale of covered tobacco products to individuals under the age of 18 is prohibited beginning August 8, 2016;

•

Vending machine sales of covered tobacco products are prohibited unless sold in adult-only facilities beginning August 8, 2016;

•

Beginning August 8, 2016, the newly deemed products are subject to rules and regulations relating to adulterated or misbranded products, including rules that prohibit the sale and distribution of products with modified risk descriptors (such as “light”, “low” and “mild”) unless authorized by the FDA;

•

The distribution of free samples of the newly deemed tobacco products is prohibited as of August 8, 2016;

•

Companies that own or operate domestic manufacturing establishments engaged in the manufacturing of newly deemed tobacco products are required to register with the FDA and submit details about their products beginning August 8, 2016;

•

Subject to certain exceptions, packaging and advertisements of all covered tobacco product will be required to bear an addictiveness warning beginning May 10, 2018; and

•

Newly deemed tobacco products that were not commercially marketed in the United States as of February 15, 2007 or any modification (including a change in design, any component, any part, or any constituent or in the content, delivery or form of nicotine, or any other additive or ingredient) of a tobacco product where the modified product was commercially marketed in the United States after February 15, 2007 are required to have premarket authorization prior to commercial distribution.

The FDA process to obtain pre-market authorization will be phased in.  For newly deemed tobacco products that were on the market as of August 8, 2016, but that were not on the market as of February 15, 2007, FDA is providing two compliance periods:  one for submission to the FDA of applications and one for obtaining premarket authorization.  During these compliance periods, the FDA does not intend to take enforcement action for products remaining on the market without authorization.  New products for which no application has been submitted by August 8, 2018 will be subject to enforcement.  With certain exceptions, newly deemed tobacco products for which timely premarket submissions have been submitted will be subject to an additional compliance period of twelve months after the initial compliance period for submissions ends.  Once the continued compliance period ends, new tobacco products on the market without authorization will be subject to enforcement.  For newly deemed tobacco products that were not on the market as of August 8, 2016, the above compliance periods will not apply and the new products must obtain a marketing order from FDA specific to the product prior to commercial distribution.

As a result of the new regulations, we will have until August 8, 2018 to submit applications to obtain approval to continue to sell our products in the United States which were on the market as of August 8, 2016. We may continue to sell these existing products during this two-year period and, provided we timely submit applications, we can continue to sell existing products for an additional year while the FDA reviews our applications. Failure to submit applications for any of our existing products would prevent us from marketing and selling such products in the United States beginning in August 2018.

We believe our costs to comply with the new regulations will be substantial, both in terms of management time and out of pocket expenditures.  Moreover, if we elect not to obtain or are unable to secure pre-market authorization to continue selling our existing products and any new products targeted for introduction, our future sales in the United States will be adversely impacted.  We plan to further evaluate the impact of the new rules and regulations on our business and modify our business strategies accordingly to comply with the new rules and regulations.  However, we cannot guarantee that we will be able to comply with the new rules and regulations, particularly the premarket authorization requirement, and the new legislation (including penalties imposed for failure to comply) could have a material adverse effect on our business, results of operations and financial condition.

We may face liability for improper marketing, medical claims and labeling.

As a distributor and marketer of tobacco products, the Company faces potential fines, sanctions, administrative actions, penalties, and other liability for: improper labeling, making improper claims, referencing or publishing to its websites, marketing materials, advertisements, testimonials or representations that certain of our products have the ability or potential to treat, cure or otherwise improve a medical condition, and or provide a healthier alternative to other more traditional tobacco products.

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

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, we may experience product liability claims from the marketing and sale of electronic cigarettes and defects in the products we distribute, including claims relating to exploding batteries or other product defects. Any product liability claim brought against us, with or without merit, could result in:

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

In addition to our agreements with TCA, we are party to a Second Exchange Note with Iliad Research & Trading, L.P. pursuant to which we may be required to issue shares of our common stock upon conversion of such note.  See Note 14 for a further discussion of the Second Exchange Note.  As of October 10, 2016, the outstanding balance on the Second Exchange Note was $23,264.  In the event we issue shares of our common stock to pay obligations under the Second Exchange Note, our existing stockholders will likely be significantly diluted and our shares may significantly decline in value.

Our lenders have rights that are senior to those of our common stockholders

Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon, among other things, our future financial and operating performance, which is affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to effect any of these actions on satisfactory terms, or at all. In the event we issue common stock or other equity securities to satisfy our debt obligations, our existing stockholders may suffer significant dilution.  Furthermore, any proceeds that we could realize from any financings or the disposition of assets may not be adequate to meet our debt service or other obligations then due, which would have an immediate material adverse effect on our business, results of operations and financial condition.  In the event of our bankruptcy, dissolution or liquidation, the claims of our lenders (including TCA) must be satisfied before any distributions can be made on our common stock. As a result, our common stockholders would receive distributions only after priority distributions to our lenders are satisfied and may receive nothing in the event of our bankruptcy, dissolution or liquidation.

We operate a developing business, and it is difficult to accurately predict our future sales and appropriately budget expenses.

Because our business is evolving, including as a result of recent regulatory changes announced by the FDA, it is difficult to accurately predict our future sales and appropriately budget our expenses.  Our operations will be subject to risks inherent in the establishment of a developing business, including, among other things, efficiently deploying our capital, developing our products, developing and implementing our marketing campaigns and strategies and developing brand awareness and acceptance of our products. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for our products, changes in consumer preferences, market competition and government regulation. While we believe that we have the opportunity to be successful in the electronic cigarette industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income, from the sale of our products.

Our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

We face competition from direct and indirect competitors, including tobacco companies, other known and established or yet to be formed electronic cigarette companies, and pharmaceutical companies that market smoking cessation aids and alternative nicotine delivery products, each of whom pose a competitive threat to our current business and future prospects.  We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price.  There can be no assurance that we will be able to compete successfully against any of the aforementioned competitors and our inability to successfully compete against these or any of our competitors could have a material adverse effect our business, results of operations and financial condition.

Our products may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products and services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received.  If we are unable to meet the changing demands of our customers, our business and financial condition will likely be materially adversely affected.

We must attract and maintain key personnel or our business could be materially adversely affected.

We must continue to attract and retain key personnel in order to successfully operate our business. We compete with other companies both within and outside the tobacco/ electronic cigarette industry to recruit and retain competent employees.  If we cannot retain qualified employees to meet the needs of our anticipated growth, our business and financial condition could be materially adversely affected.

If we are not able to adequately protect our intellectual property, our financial performance may be adversely impacted.

Our commercial success may depend, in part, on obtaining and maintaining patent protection of our technologies and product candidates as well as successfully defending third-party challenges to such technologies and candidates.  We may also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect trade secrets and confidential information, in part, through confidentiality agreements with our consultants and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable.  If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products which could adversely impact our financial performance.

In addition to patents and trade secrets, we also consider our trademarks important in our ability to continue to develop and maintain the goodwill and recognition associated with our brands.  If we are not able to maintain trademark protection on our brands, then our results of operations may be adversely effected.

Any litigation relating to the protection of our intellectual property could be time-consuming and costly.

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

We anticipate that we will need to hire additional personnel as we grow, including staff to help source our products, manage operations, increase our sales and marketing efforts and perform finance and accounting functions. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Limitations by states and cities on sales of electronic cigarettes and other regulatory restrictions may have a material adverse effect on our ability to sell our products in the United States and will cause us to incur additional compliance costs

Certain states and cities have enacted laws which preclude the use of electronic cigarettes where traditional tobacco-burning cigarettes cannot be used and others have adopted or proposed legislation that categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If a significant number of jurisdictions enact prohibitive laws and regulations, electronic cigarettes may lose their appeal as an alternative to cigarettes, which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.  In addition, additional regulations will increase our regulatory compliance costs, which will adversely impact our results from operations and financial condition.

The use of electronic cigarettes may pose health risks as great as, or greater than, regular tobacco products.

According to the FDA, electronic cigarettes may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Additionally, electronic cigarettes may be attractive to young people and may lead them to try other tobacco products, including conventional cigarettes that are known to cause disease. In addition, there have been instances of electronic cigarettes exploding, especially during charging.  Consequently, there is a risk that an electronic cigarette can cause disease and/or serious bodily injury and the publicity from such instances of disease or injury could dramatically slow the growth of the market for electronic cigarettes and negatively impact our operations.

The recent development of electronic cigarettes has not allowed the medical profession to sufficiently study the long-term health effects of electronic cigarette use.

Because electronic cigarettes were recently developed, the medical profession has not had a sufficient period of time to study the long-term health effects of electronic cigarette use and it is uncertain whether or not electronic cigarettes are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette usage poses long-term health risks, electronic cigarette usage could decline, which could have a material adverse effect on our business, results of operations and financial condition.

If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause illness or injury, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures that could exceed our product recall insurance coverage limits and harm to our reputation, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a product recall may require significant management time and attention and may adversely impact the value of our brands. Product recalls may also lead to greater scrutiny by federal or state regulatory agencies and increased litigation, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our success is dependent upon our marketing efforts.

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

We depend on a small number of third-party suppliers and manufacturers for raw materials, components and certain of our electronic cigarette products.  We depend on such suppliers to supply materials, components and products in a timely manner, in adequate quantities, consistent quality and at reasonable costs.  An interruption in supply and or consistency of our products may harm our relationships and goodwill with customers, and have a materially adverse effect on our cash flow and our operations.

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

If we are unable to maintain an acceptable degree of quality control of our products, we will incur costs associated with the exchange and return of our products as well as servicing our customers for warranty claims. Any of the foregoing on a significant scale may have a material adverse effect on our business, results of operations and financial condition.

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

•

changes in regulations that are applicable to our industry;

•

changes in operating and stock price performance of other companies in our industry;

•

additions or departures of key personnel; and

•

future sales of our common stock, including common stock issued upon the conversion of existing indebtedness.

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

We are currently authorized to issue up to 1,010,000,000 shares of common stock, of which 90,292,443 shares are currently issued and outstanding and up to 10,000,000 shares of preferred stock, none of which are issued and outstanding.  Additional shares of our common stock or preferred stock may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders and the issuance of preferred stock may also have a similar impact.

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

Our board is composed of four directors, none of whom are independent based on the NASDAQ listing rules.  Without a majority of independent directors on our board, our ability to establish effective corporate governance procedures to oversee functions such as audit, compensation and corporate governance is limited.  Furthermore, a majority of our directors are also executive officers of the Company.  This structure gives our executive officers significant control over all corporate issues and decisions.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 42.3% of our issued and outstanding common stock.  As a result of such ownership, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate office and warehouse is located at 1871 Tapo Street, Simi Valley CA 93063.  Our corporate office is a leased facility comprised of approximately 5,000 square feet of office space, and is leased from a related party. We also operate one retail location from a leased premises located at 665 E. Los Angeles Ave, Simi Valley, CA 93065.  Our Simi Valley retail location measures approximately 1,600 square feet.  Our aggregate monthly rent for the above-described properties as well as an 1,800 square ft. storage facility is approximately $10,556.00 We believe our facilities are adequate to meet our current and near-term needs.  Our telephone number is (805) 309-0530.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, we know of no material existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

On November 4, 2015, the Company filed a lawsuit in the Superior Court of California, County of Orange, Case Number 30-2015-00818492-CU-BC-CJC against Kevin Crump, an individual, Magnavape, Inc. and Magnavon, Inc. alleging breach of contract, fraud, negligent misrepresentation, intentional interference with economic advantage and negligent interference with economic advantage relating to the production by the defendants of the Company’s AR Mods. The lawsuit prayer is for $3,000,000. This amount includes general damages, lost profits and punitive damages against the defendants.  A mandatory settlement conference is scheduled for February 24, 2017 and a jury trial is scheduled for March 27, 2017.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Pink under the Symbol “VHUB”. Our common stock was originally listed for quotation on August 15, 2011 under the symbol “DOGI”.

The following table reflects the high and low bid information for our common stock and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.  On October 10, 2016, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.0155 per share.

	High	Low

Year Ended June 30, 2016
First Quarter	0.048	0.02
Second Quarter	0.04	0.02
Third Quarter	0.049	0.018
Fourth Quarter	0.0301	0.0036
Year Ended June 30, 2015
First Quarter	0.16	0.01
Second Quarter	0.02	0.01
Third Quarter	0.05	0.01
Fourth Quarter	0.04	0.02

Stockholders of Record

As of October 13, 2016, an aggregate of 90,292,443 shares of our common stock were issued and outstanding and were owned by 6 stockholders of record.  Island Stock Transfer Inc., Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: 727.289.0010) is the registrar and transfer agent for our common shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fiscal year ended June 30, 2016, we issued the following equity securities:

Date of Issuance	Number of Shares of Common Stock	Recipient	Consideration
December 24, 2015	3,810,000	TCA Global Credit Master Fund, LP	Advisory services rendered.
February 16, 2016	918,386	Typenex Co-Investment, LLC	Conversion of debt into common stock.
March 15, 2016	918,386	Typenex Co-Investment, LLC	Conversion of debt into common stock.
April 15, 2016	3,160,556	Typenex Co-Investment, LLC	Conversion of debt into common stock.
May 15, 2016	5,597,441	Typenex Co-Investment, LLC	Conversion of debt into common stock.

In addition, on February 23, 2016, we issued a warrant exercisable on or before February 23, 2020 to purchase 100,000 shares of our common stock at an exercise price per share of $0.15 in connection with the termination of a profit sharing arrangement (see Note 3).

The above issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder for transactions not involving a public offering.  Each investor represented that it is an “accredited investor” as defined in Regulation D.

Other than as described above, we did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2016.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of our company for the fiscal years ended June 30, 2016 and June 30, 2015.  You should read this discussion together with the consolidated financial statements, related notes and other financial information included in this Annual Report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties, including those discussed under Part I, Item 1A—”Risk Factors” and elsewhere in this Annual Report, and are based upon judgments concerning various factors that are beyond our control. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We design, source, market and sell the next generation of smokeless electronic cigarettes which are popularly known as “vaping” devices.  We provide a selection of premium vaping devices and related accessories which we design and source, including our popular “Limitless Mods” and “Limitless Atomizers”, and we also purchase vaping devices and related accessories from third parties for resale.  We distribute our products nationally and internationally to wholesale customers and retail customers, including through our website www.vapor-hub.com.  We also market and sell our products through a retail location located in southern California.

Going Concern

Our consolidated financial statements have been presented on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our cash balance as of June 30, 2016 along with other factors including our continuing net losses and working capital deficit raise doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern.

We continue to face liquidity and capital resources constraints.  We do not believe that the proceeds from our existing financing facilities along with our operating cash flows will be sufficient to meet our financing needs for the next twelve months, and the extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.   Our near term objective is to raise debt or equity capital on the most favorable terms available to us to refinance our existing indebtedness and to finance our longer term growth. We are also continuing to pursue various means to increase revenues, reduce operating costs and improve cash flow.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. Please refer to Note 2 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further discussion.

Recently Issued Accounting Pronouncements

In August 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We are currently in the process of evaluating the impact of adoption on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. We are currently in the process of evaluating the impact of the adoption on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet.  Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  We are currently evaluating the potential impact this standard will have on our financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting period beginning after December 15, 2016, including interim periods within those fiscal years, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. We do not expect the adoption of this ASU to have a significant impact on our financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. We do not expect the adoption of this ASU to have a significant impact on our financial position, results of operations and cash flows.

We have reviewed other recent accounting pronouncements issued prior to the date of issuance of our financial statements included in this report, and do not believe any of these pronouncements will have a material impact on our consolidated financial statements.

Result of Operations for Year Ended June 30, 2016 and June 30, 2015

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	Year Ended June 30, 2016	Year Ended June 30, 2015	Change (Dollars)	Change (Percentage)
Revenue	$ 6,497,550	$ 5,296,342	$ 1,201,208	22.68
Cost of revenue	3,551,069	3,202,067	349,002	10.90
Gross Profit	2,946,481	2,094,275	852,206	40.69
General and administrative expenses	2,715,662	2,510,360	205,302	8.18
Net Profit (Loss) from Operations	230,819	(416,085)	646,904	155.47
Other income (expense)	(864,662)	(195,512)	(669,150)	(342.26).
Net Loss	(634,643)	(613,997)	(20,646)	3.36

Revenues:

Revenues are comprised of gross sales less returns and discounts.  In the year ended June 30, 2016, we generated revenues of $6,497,550 (net of returns and discounts of $35,917) and for the year ending June 30, 2015, we generated revenues of $5,296,342 (net of returns and discounts of $133,500).  The increase in revenues compared to the prior year period primarily results from growth of our wholesale distribution and direct distribution to retail store sales.  We expect revenues derived from our wholesale distribution, direct distribution to retail stores and sales through our websites, which collectively account for approximately 95% of our revenue, to increase as we increase our marketing initiatives. We anticipate that retail sales, which account for approximately 6.6% of our revenues, to remain flat or decline in subsequent periods.  We expect our sales growth to be driven by sales of our Limitless Mods, Limitless Atomizers and our Binary Premium e-Liquid line, which have been well received in the marketplace and collectively account for a majority of our sales.

In 2016, approximately 28% of our sales were to customers outside of the United States.  We anticipate that our international sales will account for a greater portion of our revenues in fiscal year 2017 as we continue to increase our international marketing efforts, particularly in the United Kingdom and China.

Cost of Revenue:

Our cost of revenue primarily represents the cost of our outsourced manufacturing of our products and also the cost of purchasing products from third parties for resale.  Generally, our cost of revenue is lower on products that we directly source and is higher when we purchase products for resale from third parties. Our cost of revenue for the year ended June 30, 2016 was $3,551,069 and for the year ending June 30, 2015 was $3,202,067.  The increase in cost of revenues during the year ended June 30, 2016 compared to the prior year is primarily attributable to the period-over-period increase in our revenues.

Gross Profit:  Gross profit represents revenue less the cost of revenue.  During the year ended June 30, 2016, our gross profit was $2,946,481 and for the year ended June 30, 2015 our gross profit was $2,094,275.  The increase in gross profit during the year ended June 30, 2016 compared to the prior year is primarily attributable to the period-over-period increase in our revenues.  Our gross margin (which is gross profit as a percentage of revenue) for the year ended June 30, 2016 was 45.3% compared to 39.5 % for the prior year.  The increase in our gross margin during our year ended June 30, 2016 results primarily from our sale of a greater portion of higher margin products. We expect our gross profit and profit margins to increase in subsequent periods as we sell more of our proprietary products, including, without limitation our Limitless Mods and Binary Premium e-Liquids and our newly launched Limitless Atomizer, which have higher margins than products we purchase for resale.

General and Administrative Expense:   General and administrative expenses consist primarily of payroll and related costs, sales and marketing costs, infrastructure costs and costs associated with being a public reporting company.  During the year ended June 30, 2016, we incurred general and administrative expenses of $2,715,662 and in the comparable prior year ending June 30, 2015 we incurred general and administrative expenses of $2,510,360.  The increase in general and administrative expense during the year ended June 30, 2016 compared to the prior year period is attributable to increased sales and marketing costs, including costs associated with marketing our brands internationally, and costs associated with being a public reporting company.  Although our general and administrative expenses increased by 8.18% during the year ended June 30, 2016, as a percentage of revenues, our general administrative expenses decreased from 47.4% to 41.6% in 2016 compared to the prior year period.  We are continuing to evaluate our general and administrative expenses in an effort to reduce costs and improve our future profitability and cash flow.

Other Expense: Other Expense for the year ended June 30, 2016 was $864,662 and primarily consists of interest expense of $176,560, finance fees of $103,695 incurred in connection with our credit facilities, amortization of debt discount of $348,316 and loss on extinguishment of debt of $475,575 offset by a change in derivative liability of $254,484 associated with our credit facilities with Typenex Co-Investment, LLC, Iliad Research & Trading, L.P and TCA Global Credit Master Fund, LP.  For the year ending June 30, 2015, we had Other Expense of $195,512 consisting primarily of interest expense of $163,016 and change in derivative liability of $19,609.

Net Loss: Net loss was $634,643 for the year ended June 30, 2016 and $613,997 for the year ending June 30, 2015, despite income from operations of $230,819 during the fiscal year ended June 30, 2016 as compared to a net loss from operations of $416,085 during the fiscal year ended June 30, 2015.  The increase in net loss from the prior year period primarily results from increased general and administrative expenses and other expenses offset by increased revenue and gross profit.

Seasonality

Our operating results and operating cash flows tend to be lower in the three month period ending March 31, compared to other periods. Due to the post-holiday season, the industry as a whole tends to be slower in January and February, with a moderate increase in sales beginning in March.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $607,960 and a working capital deficit of $934,884.  On June 30, 2015, we had cash and cash equivalents of $351,081 and a working capital deficit of $539,496.  A summary of our net working capital as of June 30, 2016 and 2015 and our cash flows for the year ended June 30, 2016 and June 30, 2015 from our operating, investing and financing activities are summarized in the following tables:

Net Working Capital
	As of June 30, 2016	As of June 30, 2015
Current Assets	$ 1,376,305	794,377
Current Liabilities	2,311,189	1,333,873
Net Working Capital (deficit)	$ (934,884)	(539,496)

Cash Flows	Year Ended	Year Ended
	June 30, 2016	June 30, 2015
Net cash provided (used) in Operating Activities	$ 138,176	$ (437,359)
Net cash used in Investing Activities	(5,734)	(39,890)
Net cash provided by Financing Activities	124,437	520,763
Increase (Decrease) in Cash during the Year	256,879	43,514
Cash, Beginning of Period	351,081	307,567
Cash, End of Year	607,960	351,081

Operating Activities

Net cash provided by operating activities was $138,176 for the year ended June 30, 2016 compared to net cash used by operating activities of $437,359 for the year June 30, 2015.  For the year ended June 30, 2016, net operating cash provided by operations primarily results from amortization of debt discount on convertible notes, amortization of debt discount on short term note, amortization of deferred finance costs, loss on extinguishment of old loans, increased accounts payable and accrued expenses and a decrease in other prepaid expenses and other current assets offset by net loss from operations, change in derivative liability and an increase in inventory.  For the year ending June 30, 2015, net operating cash used in operations primarily results from our net loss, increases in inventory and a decrease in deferred income offset by an increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was $5,734 for the year ended June 30, 2016 compared to $39,890 for the year ending June 30, 2015 and consists of the purchase of equipment in both fiscal years.

Financing Activities

Net cash provided by financing activities was $124,437 for the year ended June 30, 2016 and $520,763 for the year ending June 30, 2015.  For the year ending June 30, 2016, net cash provided by financing activities includes proceeds from convertible promissory notes payable of $593,350 offset by payments on convertible notes payable of $531,359; proceeds from short term notes payable of $296,639 offset by payments for short term loans of $157,295; payments on financed insurance premiums of $73,750; payments on leased property loans and auto loans of $10,245, and net proceeds on affiliate loans of $7,097.  For the year ended June 30, 2015, net cash provided by financing activities includes proceeds from convertible promissory notes payable of $272,008, proceeds from short term notes payable of $483,071, proceeds from affiliate loans of $80,543 offset by payments on affiliate loans of $85,608, payments on convertible notes payable of $70,313 and payments on short term notes payable of $152,291.

As of June 30, 2016, we had a balance of approximately $103,409 outstanding as related party loans from Kyle Winther, our CEO, Lori Winther, our CFO and Winther & Company (an entity owned by Lori Winther and her husband, Niels Winther, who is a director of the company). The outstanding balances are non-interest bearing and repayable upon demand.

For a description of our financing facilities, please see Notes 7 and 9.

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

We have audited the accompanying consolidated balance sheet of Vapor Hub International, Inc. (the “Company”) as of June 30, 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vapor Hub International, Inc. as of June 30, 2016, and the consolidated results of its operations and its cash flows for the year ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has no revenues, a history of incurring net losses and net operating cash flow deficits and has limited cash.  The Company may not have adequate readily available resources to fund operations through fiscal 2017.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HALL & COMPANY

Irvine, California

October 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vapor Hub International, Inc.

We have audited the accompanying consolidated balance sheets of Vapor Hub International, Inc. (the “Company”) as of June 30, 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015, and the results of its consolidated operations and its cash flows for the year ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations.  The Company requires additional funds to meet its working capital requirements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation

Irvine, California

October 13, 2015

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES

Balance Sheets

	June 30, 2016	June 30, 2015
Assets
Current assets
Cash	$ 607,960	$ 351,081
Account receivable	880	9,511
Inventory	585,489	323,784
Prepaid expenses and other current assets	38,254	61,269
Deferred finance costs	133,166	39,258
Other current assets	10,556	9,474
Total current assets	1,376,305	794,377
Fixed assets, net	134,223	159,546
Long term assets	14,341	6,895
Total assets	$ 1,524,869	$ 960,818

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$ 828,146	$ 509,618
Deferred income	94,754	82,499
Equipment leases payable	1,247	-
Convertible notes payable, net of unamortized debt discount	448,539	192,091
Notes payable, net of unamortized debt discount	7,211	384,769
Loans from related parties	103,409	96,312
Derivative liabilities	827,883	68,584
Total current liabilities	2,311,189	1,333,873

Long term liabilities
Equipment leases payable	-	5,440
Notes Payable	23,137	29,189

Long term liabilities	23,137	34,629
Total liabilities	2,334,326	1,368,502

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 0 issued and outstanding as of June 30, 2016 and 2015	-	-
Common stock, $0.001 par value, 1,010,000,000 and 140,000,000 shares authorized, 86,860,375 and 72,455,606 issued and outstanding as of June 30, 2016 and 2015, respectively	86,860	72,456
Additional paid-in capital	775,929	557,463
Accumulated deficit	(1,672,246)	(1,037,603)
Total stockholders' deficit	(809,457)	(407,684)
Total liabilities and stockholders' deficit	$ 1,524,869	$ 960,818

The accompanying notes are an integral part of these financial statements

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES

Statements of Operations

	Year Ended June 30, 2016	Year Ended June 30, 2015
Revenue	$ 6,497,550	$ 5,296,342

Cost of revenue	3,551,069	3,202,067

Gross profit	2,946,481	2,094,275

Wages and Payroll Taxes	1,392,805	1,207,369
Other general and administrative expenses	1,322,857	1,302,991

General and administrative expenses	2,715,662	2,510,360

Net income (loss) from operations	230,819	(416,085)

Other income (expense)
Investor Settlement	(15,000)	-
Interest expense	(176,560)	(163,016)
Finance fees	(103,695)	(6,762)
Interest expense- debt discount	(348,316)	(6,125)
Loss on extinguishment of debt	(475,575)	-
Change in derivative liability	254,484	(19,609)
Other income (expense)	(864,662)	(195,512)

Loss before taxes	(633,843)	(611,597)

Income tax provision	800	2,400

Net loss	$ (634,643)	$ (613,997)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	76,419,180	68,164,099

The accompanying notes are an integral part of these financial statements

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES

Statement of Changes in Stockholders’ Deficit

For the year ending June 30, 2016 and 2015

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 1, 2014	68,060,001	$ 68,060	$ (69,331)	$ (423,606)	$ (427,877)
Stock issued for services	300,000	300	5,700	-	6,000
Stock options granted	-	-	10,850	-	10,850
Gotama note conversion	4,095,605	4,096	610,244	-	614,340
Net loss	-	-	-	(613,997)	(613,997)
Balance, June 30, 2015	72,455,606	72,456	557,463	(1,037,603)	(407,684)
Stock issued for advisory fee	3,810,000	3,810	99,060	-	102,870
Stock issued for Conversion of Debt	10,594,769	10,594	119,406	-	130,000
Net loss	-	-	-	(634,643)	(634,643)
Balance, June 30, 2015	86,860,375	$ 86,860	$ 775,929	$ (1,672,246)	$ (809,457)

The accompanying notes are an integral part of these financial statements

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES

Statements of Cash Flows

	Year Ended June 30, 2016	Year Ended June 30, 2015
Operating Activities
Net loss	$ (634,643)	$ (613,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,057	22,051
Amortization of debt discount on convertible notes	348,316	3,226
Amortization of debt discount on short term note	-	5,902
Amortization of deferred finance costs	83,380	6,762
Amortization of derivative debt discount	-	6,125
Loss on extinguishment of old loans	475,575	-
Change in derivative liability	(254,484)	19,609
Non cash finance fees	-	11,875
Non cash interest for conversion of notes payable	-	54,341
Share based compensation for services- common stock	-	6,000
Share based compensation - options	-	10,850
Changes in operating assets and liabilities:
Accounts receivable	8,631	(9,511)
Inventory	(261,705)	(127,621)
Prepaid expenses and other current assets	54,811	96,638
Security deposit	(7,446)	5,267
Deferred income	12,255	(224,636)
Accounts payable and accrued expenses	282,430	289,760
Net cash used in operating activities	138,176	(437,359)

Investing Activities
Purchase of property and equipment	(5,734)	(39,890)
Net cash used in investing activities	(5,734)	(39,890)

Financing Activities
Payment on leased property loans	(4,193)	(3,772)
Payments on financed insurance premiums	(73,750)
Proceeds from related party loans	75,000	80,543
Payments on related party loans	(67,903)	(85,608)
Net proceeds from convertible notes payable	593,350	272,008
Payments on convertible notes payable	(531,359)	(70,313)
Net proceeds from short term notes payable	296,639	483,071
Payments on short term notes payable	(157,295)	(152,291)
Payments on auto loan payable	(6,052)	(2,875)
Net cash provided by financing activities	124,437	520,763

Net change in cash	256,879	43,514
Cash at beginning of period	351,081	307,567
Cash at end of period	$ 607,960	$ 351,081

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 161,274	$ 106,738
Income taxes	$ 800	$ 2,400

Non-cash transactions:
Insurance premium financing	$ 32,878	$ 13,001
Non cash assumption of vehicle note payable ($36,976 vehicle cost and $2,299 prepaid warranty)	$ -	$ 39,275
Common stock issued for convertible notes payable	$ 130,000	$ 614,340
Non cash repayment and borrowings of short term note payable	$ -	$ 69,054
Non-cash additions to note payable	$ 831,256	$ -
Debt extinguishment	$ 715,289	$ -
Original issue discount on notes payable	$ -	$ 60,000
Additional debt discount	$ 83,089	$ -
Advisory fee paid in common stock	$ 102,870	$ -
Derivative liability	$ 706,911	$ 48,975

The accompanying notes are an integral part of these financial statements

VAPOR HUB INTERNATIONAL INC. AND SUBSIDIARIES

Notes to Financial Statements

NOTE 1- INCORPORATION, NATURE OF OPERATIONS AND ACQUISITION

Vapor Hub International Inc. (formerly DogInn, Inc.) (hereinafter known as “the Company”) was incorporated in the State of Nevada on July 15, 2010. On February 14, 2014, the Company entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became the Company’s wholly owned subsidiaries (which subsidiaries were subsequently merged into the Company on May 18, 2015, ending the separate existences of Vapor and Delite.) and the Company now carries on the business of developing, producing, marketing and selling the next generation of electronic cigarettes, known as vaping devices, and related accessories, including e-liquids, batteries and atomizers.

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

Sourcing

The Company uses third party contract manufacturers to produce and finish its mods (“Mods”), including its Limitless Mechanical Mod, from facilities located in both Southern California and China.  The Company’s Mods, which are made from a metallic material such as steel, brass or copper, are custom machined to meet the Company’s design specifications.  Once machined, unfinished products are delivered to the Company’s location in Simi Valley or to a third party service provider to be buffed, polished and to add various treatments and embellishments, such as paint and engravings.  Finished products are then held in inventory for distribution and sale. In the Company’s fiscal year ended June 30, 2015, the Company relied on one manufacturer to machine all of its Mods and in the fiscal year ended June 30, 2016, the Company relied on two.  Although the Company has relied on a limited number of manufacturers to machine its Mods, the Company believes manufacturing capacity is available to meet its current and planned needs. The Company does not currently have any long term agreements in place for the manufacture of its Mods.

With respect to the Company’s custom designed atomizers which it markets and distributes globally, in the Company’s fiscal year ended June 30, 2016, the Company sourced these products from one manufacturer located in the United States.  In the Company’s fiscal year ended June 30, 2015, the Company sourced its atomizers from two manufacturers located in the United States.  The Company believes that suppliers for its atomizers are available to meet its current and planned needs.

The Company sources its proprietary E-liquids (such as our Binary Premium E-Liquid) from an ISO Class 7 certified manufacturer in the USA, which helps ensure their purity and quality.  In addition to sourcing its own e-liquids, the Company also purchases e-liquid from other reputable American suppliers for resale through its distribution channels.

Product Distribution

Products distributed by the Company include vaping devices and related accessories purchased from third parties for resale as well as its own vaping devices and related accessories, which it designs and sources, including its popular “Limitless Mechanical Mods”, “Limitless Box Mod” and “Limitless Atomizer”, as well as “Binary Premium e-Liquid”.

The Company markets and sells its vaping devices and related products to end customers through its website www.vapor-hub.com, to retail stores through direct sales both in the United States and internationally, and through third party wholesalers both in the United States and internationally who then resell the Company’s products to retailers in their territory.  Retailers of the Company’s products include vaping shops throughout the United States and in approximately 23 other countries.   The Company also distributes its products on a limited basis through convenience stores and gas stations.  In 2016 and 2015, approximately 28% and 6%, respectively, of the Company’s sales were to customers outside of the United States.  All such sales are denominated in United States Dollars, therefore, there are no foreign currency risks associated with international sales by the Company. All assets and liabilities are generated and located in the United States.

With respect to vaping devices and related products that the Company sells through third party wholesalers, the Company typically sells its products to these wholesalers for their re-sale on a non-exclusive basis and the Company also typically does not have long term contractual arrangements with any of its wholesalers.

Operation of Retail Stores

The Company sells its products and those of third parties to end consumers directly through its retail location located in Simi Valley, California.  Through its retail location, the Company sells and markets vaping devices as well as e-liquid, accessories, and supplies relating to vaping devices to both novice users as well as consumers who demand high end technical devices.  October 15, 2015, the Company closed a second retail location that it previously operated in Chatsworth, California and the Company has no plans to open additional stores.

The Company opened its retail locations in order to create brand recognition for its products and also to enable the Company to gather information about user preferences in the rapidly evolving vaping industry.  In 2016 and 2015, the Company’s retail sales accounted for approximately 6.6% and 10% of its revenue, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The financial statements, and the accompanying notes, are prepared in accordance with US GAAP and pursuant to the instructions to Form 10-K of the Securities and Exchange Commission.  The Company’s fiscal year end is June 30.

The Company operates in one segment, in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. The Company’s Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s cash balance as of June 30, 2016 along with its continued net losses and working capital deficit along with other factors raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company continues to face liquidity and capital resources constraints despite generating $138,176 in cash from operations in the fiscal year ended June 30, 2016.  The Company does not believe that the proceeds from its debt facilities (see Note 7 and Note 9) along with its operating cash flows will be sufficient to meet its financing needs for the next twelve months. The extent of the Company’s future capital requirements will depend on many factors, including the Company’s results from operations and the growth rate of the Company’s business. The Company’s near term objective is to raise debt or equity capital to fund its immediate cash needs and to finance its longer term growth on terms that are more favorable than the company’s existing credit facilities. The Company is also pursuing various means to increase revenues, reduce operating costs and to improve overall cash flow.

The Company presently does not have any arrangements for additional financing. However, the Company continues to evaluate various financing strategies to support its current operations and fund its future growth.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates significant estimates and assumptions related to its accounts receivable allowance, accounts payable, deferred income tax asset valuation allowances, fair value of derivative liability, fair value of stock and stock options, useful life of fixed assets, recoverability of long lived assets, inventory reserves, estimates of sales return and accrual for potential liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2016, the Company had no cash equivalents.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash. The Company places its cash with high quality banking institutions.  The Company had $295,799 in excess of FDIC insured limits.

The Company relied on two and one manufacturer(s) to make all of the Company’s Mods during the years ended June 30, 2016 and 2015, respectively.

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

Shipping and Handling

Payments by customers to the Company for shipping and handling costs are included in revenue on the statements of operations, while the Company’s expense is included in cost of goods sold. Shipping and handling for inventory is included as a component of inventory on the balance sheets, and in cost of revenues in the statements of operations when the product is sold.

Deferred Income

The Company accrues deferred income when customer payments are received, but product has not yet shipped. As of June 30, 2016 and 2015, the Company had recorded $94,754 and $82,499, respectively for deferred income as a result of prepayments for product made by customers. Those prepayments are recognized into revenue at the point those prepaid products have subsequently shipped. The Company recognized the $82,499 into revenue during the year ended June 30, 2016. The Company expects to recognize the $94,754 into revenue during the following fiscal year.

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

Impairment of Long-lived Assets and Goodwill

The Company evaluates goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company typically uses discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those the Company believes hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

The Company periodically evaluates whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

The Company’s impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, the Company assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.  If actual results are not consistent with the Company’s assumptions and estimates, or the Company’s assumptions and estimates change due to new information, the Company may be exposed to an impairment charge in the future.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for the year ended June 30, 2016 and 2015 were $106,734 and $140,771, respectively and are included in general and administrative expenses.

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

Convertible debt – derivative treatment – When the Company issues debt with a conversion feature, the Company must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows:  a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity.  The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in stockholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance.  If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense.  Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt.  The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations.  The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, the Company assess whether it is a beneficial conversion feature (“BCF’).  A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date.  This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued.  The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the balance sheet.  The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statement of operations.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the statement of operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Accounting for Derivatives Liabilities

The Company evaluates contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. See Note 8 for disclosure of derivatives and their valuation related to various convertible debt agreements.

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different.  The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument.  The fair value of non-cash consideration associated with the new debt instrument, such as warrants, are included as a day one cash flow in the 10% cash flow test.  If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss.

Deferred Financing Costs, Net

Costs with respect to the issuance of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized to interest expense over the term of any debt funding, if successful, or expensed if the proposed equity or debt transaction is unsuccessful.

For the year ending June 30, 2016, the Company incurred $199,750 in costs in connection with the negotiation of a financing transaction with TCA Global Credit Master Fund, LP. The unamortized finance costs for the years ended June 30, 2016 and 2015 were $133,167 and $39,654 respectively.

Basic and Diluted Net Income per Share

The Company computes net income per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2016 and 2015, there were no dilutive securities as the Company had incurred net losses.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740-10, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined and income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes determined on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As of June 30, 2016 and 2015, the Company has federal and state net operating loss carry forwards of approximately $746,000 and $463,000, respectively, which will begin to expire in 2030 unless utilized in earlier years.

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

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The tax years subject to examination by major tax jurisdictions include the 2011 Fiscal Period and forward by the U.S. Internal Revenue Service, and the 2011 Fiscal Period and forward for various states.

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

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” the Company performs an analysis of current market data and historical Company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, the Company uses these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in the Company’s consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on the Company’s financial statements. For the years ended June 30, 2016 and 2015, the Company had $0 and $10,850, respectively, of stock based compensation relating to employees.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to current market price.

Recent Accounting Pronouncements

In August 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet.  Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  The Company is currently evaluating the potential impact this standard will have on its financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting period beginning after December 15, 2016, including interim periods within those fiscal years, with the option to early adopt for financial statements that have not been issued. The Company is currently evaluating the potential impact this standard will have on its financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. The Company does not expect the adoption of this ASU to have a significant impact on its financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The Company does not expect the adoption of this ASU to have a significant impact on its financial position, results of operations and cash flows.

The Company has reviewed other recent accounting pronouncements issued prior to the date of issuance of its financial statements included in this report, and does not believe any of these pronouncements will have a material impact on its consolidated financial statements.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue 1,010,000,000 shares of common stock and had 86,860,375 and 72,455,606 shares of common stock issued and outstanding as of June 30, 2016 and 2015, respectively. On February 2, 2015, the Board of Directors of the Company approved an Amended and Restated Articles of Incorporation of the Company (the “Amended and Restated Articles”) and the Amended and Restated Articles were filed by the Company with the Secretary of State of the State of Nevada on February 5, 2015. The Amended and Restated Articles increase the authorized number of shares of common stock, par value $0.001, of the Company from 140,000,000 shares to 1,010,000,000.

The Company is also authorized to issue 10,000,000 shares of preferred stock and had no shares of preferred stock issued and outstanding as of June 30, 2016. On February 2, 2015, the Company filed a Certificate of Withdrawal of Certificate of Designation (“Certificate of Withdrawal”) with the Secretary of State of the state of Nevada. The certificate withdraws the Certificate of Designation filed by the Company on January 9, 2014, which designated all of the Company’s preferred stock as “Series A Preferred Stock.” Following the filing of the Certificate of Withdrawal, the Company has 10,000,000 shares of undesignated preferred stock, par value $0.001, available for future designation by the Company’s Board of Directors.

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

On June 30, 2015, the Company converted the Gotama Capital S.A. convertible promissory notes with an aggregate balance of $614,340 at a price of $0.15 per share, representing the entire principal amount and all accrued interest of the three convertible promissory notes issued to Gotama Capital S.A., into an aggregate of 4,095,605 shares of the Company’s common stock, par value $0.001 per share.

On December 25, 2015, the Company issued to TCA Global Credit Master Fund, LP 3,810,000 shares of its common stock as partial consideration for advisory services rendered to the Company (see Note 7).

During 2016, the Company issued to Typenex Co-Investment, LLC shares of its common stock as partial payment of the Company’s outstanding debt obligations to Typenex as follows (see Note 7):

Date of Issuance	Number of Shares of Common Stock	Conversion Price	Consideration
February 16, 2016	918,386	$0.016333	Conversion of $15,000.00 of debt.
March 15, 2016	918,386	$0.016333	Conversion of $15,000.00 of debt.
April 15, 2016	3,160,556	$0.015820	Conversion of $50,000.00 of debt.
May 15, 2016	5,597,441	$0.008754	Conversion of $49,000.00 of debt.

Stock-Option Plans

On February 2, 2015, the Company adopted its 2015 Omnibus Incentive Plan (the “2015 Plan”).  The 2015 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), restricted stock, restricted stock units, stock appreciation rights, performance-based awards, dividend equivalents, stock payments and deferred stock units to eligible participants. Eligible participants include officers, employees, non-employee directors and certain consultants and advisers. The aggregate number of shares of the Company’s common stock authorized for issuance under the 2015 Plan is 20,400,000, subject to adjustment as described in the 2015 Plan. The outstanding options (each of which were granted on June 30, 2015) each have an exercise price of $0.0419 per share of Common Stock.

The Company estimates the fair value of each option on the grant date using the Black-Scholes model.  The following assumptions were made in estimating the fair value:

2015
Annual dividend yield	-
Expected life (years)	5
Risk-free interest rate	1.63%
Expected volatility	121.10%
Fair value of options granted	0.035

The expected volatility was estimated by calculating the standard deviation of daily price changes in the Company’s stock from the Company’s date of inception to the date of the grant and the five-year constant maturity treasury rate on the date of the grant was used for the risk free rate. Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the years ending June 30, 2016 and 2015 was $0 and $10,850, respectively.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 1, 2014	-	$-
Granted	310,000	0.0419
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2015	310,000	$0.0419
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2016	310,000	$0.0419

All the 310,000 options outstanding at June 30, 2016 and 2015 were fully vested on the grant date, have an exercise price of $0.0419, a weighted average remaining life of 9 years, and an aggregate intrinsic value at $0.00 price per share at June 30, 2016.

Warrant Issuance

During the period from inception (July 12, 2013) to June 30, 2014, the Company received a fee of $30,000 in exchange for the right of an unaffiliated third party to share in 10% of the net profits derived from operations of the Chatsworth Vapor Hub lounge. The profit sharing arrangement was terminated on February 23, 2016 in exchange for the payment by the Company of $15,000 and the issuance by the Company of a warrant exercisable on or before February 23, 2020 to purchase 100,000 shares of the Company’s common stock at an exercise price per share of $0.15.  The Company valued the warrant using the Black Scholes Option Pricing Model resulting in a de-minimis fair market value.  The inputs used for the Black Scholes calculation were: stock price of $0.03, exercise price of $0.15, volatility of 218% and risk free interest rate of 0.23%.  Prior to the termination of the profit sharing arrangement, no amounts had been earned and no obligations were due under the arrangement.   There are no other warrants outstanding as of June 30, 2016.

NOTE 4 – INVENTORIES

As of June 30, 2016 and 2015, the Company had a balance of $585,489 and $323,784, respectively, as inventories which consist of vaping devices, electronic cigarettes, e-liquid, related supplies, and accessories. There was no reserve for inventory obsolescence as of either June 30, 2016 or 2015.

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

On February 28, 2015, the Company entered into a lease agreement with landlord Samantha Carrington to provide retail space for its Simi Valley retail location and on April 1, 2015, the Simi Valley retail location opened at the new premises. The lease term extends through March 31, 2017 with a monthly lease payment of $3,190. The Company has a remaining commitment under this lease as of June 30, 2016 of $28,710 and a security deposit of $6,380 was paid to the landlord in relation to this lease.

The Company entered into a lease agreement with S.B.P.W., LLC to lease warehouse and office space in Simi Valley, California effective August 5, 2013 which agreement was subsequently amended on February 20, 2014. The lease term extended through April 30, 2015 with a monthly lease payment of $2,035 which increased to $4,070 effective July 1, 2014. On September 1, 2015, the Company terminated this lease and surrendered its facility at 67 W Easy St., Unit 115, Simi Valley, CA 93065.  The Company has no further obligation due under the lease agreement.

On September 1, 2015, the Company entered into a Commercial Lease Agreement with the Winther Family Trust, pursuant to which the Company leases property located at 1871 Tapo Street, Simi Valley, CA 93065 (the “Premises”), for a term of 60 months commencing on September 1, 2015. The Company will pay a base rent of $5,650 per month for the duration of the term and also made a security deposit in the same amount. The Premises is replacing the Company’s prior facility located at 67 W. Easy St., Unit 115, Simi Valley, CA 93065 and will serve as the Company’s primary office location. In addition to providing office space, the approximately 5,000 square foot facility will also be used for warehousing and shipping.  The lessor of the Premises, the Winther Family Trust, is controlled by Niels Winther and Lori Winther. Both Niels Winther and Lori Winther are Directors of the Company, and Lori Winther also serves as the Company’s Chief Financial Officer and Secretary.

On September 15, 2015, the Company entered into a lease agreement with Santa Susana Business Center, LLC to lease warehouse and office space at 4685 Runway Street, Unit D, Simi Valley, CA 93063. The lease term extends through September 30, 2017 with a monthly lease payment of $1,716 and increasing to $1,802 on October 1, 2016. The Company has a remaining commitment under this lease of $26,772 as of June 30, 2016 and a security deposit of $1,716 was paid to the landlord in relation to this lease.

Rent expense for the years ended June 30, 2016 and 2015 was $133,664 and $92,185, respectively.

NOTE 6 – RELATED PARTIES

As of June 30, 2016 and June 30, 2015, the Company had a balance of $103,409 and $96,312, respectively, outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company), as well as Chase Bank Line of Credit (which was extended to the Company, though owed personally by Niels and Lori Winther). The outstanding balances are unsecured, non-interest bearing and repayable upon demand.

From time to time the Company will engage the services of Winther & Co. an accounting firm owned by the husband of the Company’s CFO. Winther & Co. provides bookkeeping, accounting and tax services to the Company. For the years ended June 30, 2016 and 2015, the Company incurred approximately $56,180 and $82,000, respectively, in fees with Winther & Co. As of June 30, 2016 and June 30, 2015 the Company had Accounts Payable outstanding to related parties for accounting fees of $0 and $12,369, respectively.

Reference is also made to the Commercial Lease Agreement with the Winther Family Trust described in Note 5.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Note Holder	Balance June 30, 2015	Unamortized Original Derivative Discount	Unamortized Original Issue Discount	Balance of Debt Discount	Balance, net of Discount 6/30/2015
Typenex Co-Investment, LLC	$163,131	$ (27,718)	$ (14,594)	$ (42,313)	$ 120,818
Typenex Co-Investment, LLC	89,057	(15,132)	(2,652)	(17,784)	71,273
Total Convertible Notes Payable	$252,188	$ (42,850)	$ (17,246)	$ (60,097)	$ 192,091

Note Holder	Balance June 30, 2016	Unamortized Original Derivative Discount	Balance net of Derivative Discount 6/30/16

Iliad Co Loan Payable	$ 272,250	$ -	$ 272,250
TCA Global Loan Payable	659,409	(483,120)	176,289
Total Convertible Notes Payable	$ 931,659	$ (483,120)	$ 448,539

Description of Outstanding Convertible Note Obligations

Iliad Co-Investment Note

On August 12, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Iliad Research & Trading, L.P, a Utah limited liability partnership (“Iliad”), pursuant to which the Company concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “Original August Note”). The principal amount includes an original issue discount of $40,000 plus an additional $5,000 to cover the investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the transaction. In consideration for the Original August Note, the investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The Original August Note was originally scheduled to mature on February 12, 2016 and the Company could prepay all or a portion of the amount owed earlier than it is due without penalty. The original issue discount of $40,000 was recorded as debt discount and fully amortized to interest expense during the fiscal year ended June 30, 2016.

Interest did not accrue on the unpaid principal balance of the Original August Note unless an event of default occurred.  Upon the occurrence of an event of default, the outstanding balance of the Original August Note will bear interest at the lesser of the rate of 18% per annum or the maximum rate permitted by applicable law.  In addition, if an event of default occurs under the Original August Note, the investor may declare all unpaid principal, plus all accrued interest and other amounts due under the Original August Note to be immediately due and payable at an amount equal to 115% of the outstanding balance of the Original August Note as of the date of the applicable event of default, plus all interest, fees and charges that may accrue on such outstanding balance thereafter.

On February 19, 2016, the Company entered into an Amendment to Promissory Note with Iliad which extended the maturity date of the Original August Note to April 12, 2016 and increased the principal amount of the note by $2,500 as consideration for the extension. The Company evaluated the Amendment to Promissory Note under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”), noting it did not meet the criteria for substantial modification under ASC 470, and accordingly treated the amendment as a modification to the Original August Note, adding $2,500 to the balance and extending the due date under the modified terms.

On May 12, 2016 but effective as of April 15, 2016, the Company entered into an Exchange Agreement with Iliad (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company and Iliad exchanged the Original August Note for a new promissory note in the original principal amount of $272,250 (the “Exchange Note”), which balance includes an exchange fee of $24,750.  The Company evaluated the Exchange Agreement under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”), noting it met the criteria for substantial modification under ASC 470, and accordingly treated the Exchange Agreement as an extinguishment of debt and recorded a loss of extinguishment of debt of $54,225.  The related derivative liability was also extinguished (see Note 8 for further discussion).  The Exchange Note was issued in substitution of and not in satisfaction of the Original August Note.

The Exchange Note provided that the Company was to make the following payments to Iliad: (a) a payment in shares of the Company’s common stock within three trading days of June 15, 2016 based on a note conversion amount of $50,000 and a conversion price that was equal to 70% of the average of the three lowest closing bid prices of the Company’s common stock in the twenty trading days immediately preceding such conversion (this payment of shares was not made by the Company as a result of a subsequent note amendment, see Note 14); and (b) a payment equal to the remaining aggregate outstanding balance of the Exchange Note on or before July 15, 2016, which payment must be made in cash.  The Company identified an embedded derivative liability in the Exchange Note with an original estimated fair market value of $29,475 and recorded this as a derivative liability. See Note 8 for a discussion relating to the original derivative liability and re-measurement of such derivate liability and Note 14 for a discussion of a further modification to this facility.

As of June 30, 2016, the outstanding balance on the Exchange Note was $272,250.

TCA Global Credit Master Fund, LP Note December 2015

On December 24, 2015, the Company entered into a Senior Secured Credit Facility Agreement (the “Loan Agreement”) with TCA Global Credit Master Fund, LP (“TCA”).  At the initial closing on December 24, 2015, the Company issued to TCA a Convertible Promissory Note in the principal amount of $750,000 (the “TCA Note”).  The TCA Note is scheduled to mature on June 24, 2017 (the “Maturity Date”).  At any time prior to the Maturity Date or the earlier termination of the Loan Agreement, the Company can request up to $9,250,000 of additional loans, which additional loans may be made in the sole discretion of TCA.  The Company may prepay borrowings at any time, in whole or in part, without penalty.  Upon origination, the Company recorded a debt discount of $750,000 and amortized $266,880 during the year ended June 30, 2016, leaving an unamortized balance of $483,120.

The loan will accrue interest on the unpaid principal balance at an annual rate of 18%.  The Company made interest only payments of $11,250 on each of January 24, February 24 and March 24, 2016, and thereafter, will make payments of approximately $56,208 of principal and interest per month until the Maturity Date.  In the event the Company is in default under the loan agreement with TCA or any related transaction document, including as a result of a default in the Company’s payment obligations, any amount due to TCA under the facility will, at TCA’s option, bear interest from the date due until such past due amount is paid in full at an annual rate of 22%.  In addition, upon the occurrence and during the continuance of an event of default under the transaction documents, TCA may terminate its commitments to the Company and declare all of the Company’s obligations to TCA to be immediately due and payable.

While the Note is outstanding, but only upon the occurrence of (i) an event of default under the loan agreement with TCA or any related transaction document or (ii) the Company’s mutual agreement with TCA, TCA may convert, subject to certain beneficial ownership limitations, all or any portion of the outstanding principal, accrued and unpaid interest and any other sums due and payable under the Note or any other transaction document (such total amount, the “Conversion Amount”) into a number of shares of the Company’s common stock equal to: (i) the Conversion Amount divided by (ii) eighty-five percent (85%) of the lowest of the daily volume weighted average price of the Company’s common stock during the five business days immediately prior to the conversion date (the “Conversion Shares”).  Upon liquidation by TCA of Conversion Shares, if TCA realizes a net amount from such liquidation equal to less than the Conversion Amount, the Company is obligated to issue to TCA additional shares of the Company’s common stock equal to: (a) the Conversion Amount minus the net realized amount, divided by (b) the average volume weighted average price of the Company’s common stock during the five business days immediately prior to the date upon which TCA requests additional shares.  The Company accounted for the conversion feature as a derivate liability (see Note 8 for further discussion).

The payment and performance of all the Company’s indebtedness and other obligations to TCA, including all borrowings under the loan agreement and related agreements, are secured by liens on substantially all of the Company’s assets pursuant to a Security Agreement.

Of the proceeds received at the initial closing, approximately $106,000 was used to pay in full all indebtedness outstanding under the Company’s Business Loan and Security Agreement with B of I Federal Bank (the “Bank”), entered into on November 3, 2015.  Upon repayment of the Company’s indebtedness under the Business Loan and Security Agreement, the Bank released its liens on the Company’s assets.  After the payment of approximately $51,000 of fees and cash expenses to TCA in connection with the loan transaction, the Company received net proceeds of approximately $593,000. As of June 30, 2016 the outstanding balance of the TCA Note was $659,409.

In connection with the Loan Agreement, the Company agreed to pay to TCA a fee for advisory services provided to the Company prior to the entry into the Loan Agreement in the amount of $126,000 (the “Advisory Fee”).  As partial payment of the Advisory Fee, the Company issued to TCA 3,810,000 shares of the Company’s common stock on December 24, 2015 (the “Advisory Fee Shares”), representing 4.99% of the Company’s issued and outstanding shares of common stock on such date.  In the event that TCA receives net proceeds from the sale of such shares that are less than the Advisory Fee, TCA may require the Company to issue additional shares of common stock in an amount sufficient such that, when sold and the net proceeds from such sale are added to the net proceeds from the sale of any of the previously issued and sold Advisory Fee Shares, TCA shall have received total net funds equal to the Advisory Fee.  Notwithstanding the foregoing, subject to certain conditions, the Company has the right to redeem the Advisory Fee Shares then in TCA’s possession for an amount payable in cash equal to the Advisory Fee, less any net cash proceeds received by TCA from previous sales of Advisory Fee Shares.  In the event TCA has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (i) December 24, 2016; (ii) the occurrence of an event of default under the transaction documents; or (iii) the Maturity Date, then at any time thereafter, TCA has the right to require the Company to redeem all of the Advisory Fee Shares then in TCA’s possession for cash equal to the Advisory Fee, less any cash proceeds received by TCA from any previous sales of Advisory Fee Shares.  The Advisory Fee was recorded as a deferred finance fee of $126,000 and the Company amortized $42,000 during the year ended June 30, 2016, leaving an unamortized balance of $84,000.  The Company determined that the Conversion feature of the TCA Note and the Advisory Fee meets the definition of an embedded derivative that should be separated and accounted for as a derivative liability. See Note 8 for a discussion relating to derivative liability.

Description of Terminated Convertible Note Obligations

Notes Issued to Gotama Capital S.A.

On March 14, 2014, the Company closed the first of three tranches of a financing transaction pursuant to the terms of the Exchange Agreement. At the closing, the Company issued a convertible promissory note in the principal amount of $185,000 to Gotama Capital S.A. in exchange for cash proceeds of $185,000. The note bore interest at a rate of 8% per annum, with interest being payable on May 15th of each year that the note remained outstanding. The principal amount of the note was convertible at any time, in whole or in part, at the Company’s election or the election of the holder into shares of the Company’s common stock at a price equal to the greater of $0.15 or 90% of the average closing prices of the Company’s common stock for the ten trading days immediately preceding the applicable conversion date. Unless earlier converted or repaid, the principal amount of the note was due and payable on March 14, 2017. On April 10, 2014, the Company closed the second tranche of the financing contemplated pursuant to the terms of the Exchange Agreement. At the closing, the Company issued a convertible promissory note in the principal amount of $200,000 to the same investor in exchange for cash proceeds of $200,000. The note had the same terms as the note described above, except that unless earlier converted or repaid, the principal amount of the note was due and payable on April 10, 2017. On May 19, 2014, the Company closed the third tranche of the financing contemplated pursuant to the terms of the Exchange Agreement. At the closing, the Company issued a convertible promissory note in the principal amount of $175,000 to the same investor in exchange for cash proceeds of $149,881 and $25,000 of expenses paid on behalf of the Company, which the Company immediately recorded as its own expense. The note had the same terms as the notes described above, except that unless earlier converted or repaid, the principal amount of the note was due and payable on May 19, 2017.

On June 30, 2015, the Company converted $614,340 at a price of $0.15 per share, representing the entire principal amount of $560,000 and all accrued interest in the amount of $54,340 on the three convertible promissory notes issued to Gotama Capital S.A., into an aggregate of 4,095,605 shares of the Company’s common stock, par value $0.001 per share.  As a result of the conversion, the three notes issued to Gotama Capital are no longer outstanding.

Note Issued to Typenex Co-Investment, LLC in November, 2014

On November 4, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company (the “Investor”), pursuant to which the Company concurrently issued to Investor a Secured Convertible Promissory Note in a principal amount of $1,687,500 (the “November Note”).  The outstanding balance of this note as of June 30, 2016 and 2015 was $0 and $252,188, respectively.  As of June 30, 2015, the unamortized debt discount balance was $60,096, the Company amortized $7,337 during the year ended June 30, 2016, leaving an unamortized debt discount of $52,759 which was recorded to loss on extinguishment of debt upon extinguishment of the November Note.

As further described below, on December18, 2015 the company entered into a Note Settlement Agreement relating to the November Note.

Typenex Co-Investment June 2015 Note (See Note 9)

On June 4, 2015, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Typenex Co-Investment, LLC, a Utah limited liability company, pursuant to which the Company concurrently issued to the investor an unsecured non-convertible Promissory Note in a principal amount of $245,000 (the “June Note”).   In consideration for the June Note, the investor paid an aggregate cash purchase price of $200,000, computed as follows: $245,000 original principal balance, less the original issue discount of $40,000, and less the transaction costs.  The June Note matured on December 4, 2015 and, as further described below, on December 18, 2015 the company entered into a Note Settlement Agreement relating to the June Note.  As of June 30, 2015 the outstanding balance on the June Note was $245,000 and as of June 30, 2016, the outstanding balance on the June Note was $0.  As of June 30, 2015, the unamortized debt discount balance was $34,098 and the Company amortized $34,098 during the year ended June 30, 2016, leaving an unamortized debt discount of $0.

Note Settlement Agreement relating to the November Notes and the June Note

On December 18, 2015, the Company and Typenex Co-Investment, LLC (the “Investor”) entered into a Note Settlement Agreement. The Note Settlement Agreement relates to the November Note and the June Note (collectively, the “Modified Notes”).

The Note Settlement Agreement restructured the payment provision of the notes, including the June Note which was due and payable in full on December 4, 2015.  The Company was to have made $50,000 monthly payments beginning December 15, 2015 and the remaining outstanding balance was to have been paid on or before March 15, 2016.  This payment schedule was amended on February 19, 2016 (see below for a description of the Amendment to Note Settlement Agreement).

As consideration for Investor’s agreement to enter into the Note Settlement Agreement, the Company agreed to increase the outstanding balance of each note by 15% (the “Restructure Effect”). Following the application of the Restructure Effect and including a $5,000 transaction expense fee, the outstanding balance of the November Note was $107,443 and the outstanding balance of the June Note was $281,750.  The Company identified a derivative liability associated with the Note Settlement Agreement (See Note 8 below).

The Company evaluated the Note Settlement Agreement under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”). ASC 470 requires modifications to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. For extinguished debt, a difference between the re-acquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains. The Company noted the change in terms per the Note Settlement Agreement, met the criteria for substantial modification under ASC 470, and accordingly treated the modification as extinguishment of the original November Note and June Note, replaced by the new convertible note under the modified terms. The Company recorded a loss on extinguishment of debt of $427,848 (which includes the unamortized debt discount of $52,759 noted above) during the year ended June 30, 2016, including true-up shares of 3,432,068 accrued in the amount of approximately $36,000 in the accompanying balance sheet (See Note 14).

Amendment to Note Settlement Agreement

On February 19, 2016, the Company entered into an Amendment to Note Settlement Agreement (the “Settlement Agreement Amendment”) with Investor.  The Settlement Agreement Amendment relates to the Note Settlement Agreement (the “Original Agreement”) entered into between the parties on December 18, 2015.

The Original Agreement, as amended by the Settlement Agreement Amendment, restructures the payment provision of the Modified Notes.  The Settlement Agreement Amendment restructures the payment provisions contained in the Original Agreement and provides that the Company is to make the following payments to Investor, in lieu of the previously agreed to $50,000 cash payments, notwithstanding the terms of the Modified Notes (the “Restructure”): (a) a cash payment in the amount of $35,000 payable upon execution of the Settlement Agreement Amendment together with 918,386 shares of the Company’s common stock (subject to adjustment as described in the Settlement Agreement Amendment) based on a note conversion amount of $15,000 and a conversion price of $0.016333, which shares are to be issued and delivered pursuant to the terms of the Settlement Agreement Amendment and (b) a cash payment on or before March 15, 2016 in the amount of $35,000 together with shares of the Company’s common stock based on a note conversion amount of $15,000 and a conversion price of $0.016333, which 918,386 shares were issued and delivered pursuant to the terms of the Settlement Agreement Amendment; and (c) a payment equal to the remaining aggregate outstanding balance of the Modified Notes on or before April 15, 2016, which payment must be made in cash (collectively, the “Note Payments”). This Settlement Agreement Amendment was further modified on May 12, 2016 as described below.

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

The Original Agreement, as amended by the Second Amendment, restructures the payment provision of the Modified Notes.  The Second Amendment restructures the payment provisions contained in the Original Agreement and provides that the Company is to make the following payments to Investor notwithstanding the terms of the Modified Notes (the “Restructure”): (a) a cash payment in the amount of $35,000 payable on or before April 15, 2016 together with 3,160,556 shares of the Company’s common stock (subject to adjustment as described in the Settlement Agreement Amendment) based on a note conversion amount of $50,000 and a conversion price of $0.015820, which shares are to be issued and delivered pursuant to the terms of the Settlement Agreement Amendment and (b) a cash payment on or before May 15, 2016 in the amount of $35,000 together with shares of the Company’s common stock based on a note conversion amount of $50,000 and a conversion price to be determined in accordance with the Notes, which shares are to be issued and delivered pursuant to the terms of the Settlement Agreement Amendment (see Note 3 for share issuance description); and (c) a payment equal to the remaining aggregate outstanding balance of the Notes on or before June 15, 2016, which payment must be made in cash (collectively, the “Note Payments”). The Second Amendment also provides that outstanding balance on each of the November Note and the June Note will bear interest at the rate of 10% per annum from the effective date of the amendment until such notes are repaid in full; previously, the June Note did not accrue interest on the unpaid principal balance of the note unless an event of default occurred.

As consideration for Investor’s agreement to enter into the Second Amendment, the Company agreed to pay Investor a restructuring fee of $15,316.  The Company evaluated the Second Amendment under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”), noting it did not meet the criteria for substantial modification under ASC 470, and accordingly treated the amendment as a modification to the Original Agreement.

During the year ended June 30, 2016, the Company made principal payments of $277,009 and converted $130,000 of the Note Settlement into 10,594,769 shares.  As of June 30, 2016, the outstanding balance under the November Note and June Note is $0.  Upon the final payoff of the November Note and June Note, the Company recorded a gain on extinguishment of debt of $6,498 related to the re-measurement of the derivative liability.

NOTE 8 –DERIVATIVE LIABILITIES

Note name	June 30, 2015	Estimated Fair Value Upon Issuance	Change in Estimated Fair Value	Extinguishment of Debt	June 30, 2016
EMBEDDED CONVERSION FEATURE:
Chicago ventures	68,584		1,597	(70,181)*	-
Typenex		330,946	(324,448)	(6,498)	-
Iliad		29,475	82,465		111,940
TCA		706,911	(105,534)		601,376
TCA Advisory fee		23,130	91,440		114,570
Total	68,584	1,090,462	(254,481)	(76,679)	827,887

*this was accounted for as part of the $427,848 loss described in Note 7.

The Company evaluated each of the Typenex November Note and June Note (see Note 7), Iliad Co-Investment Note (see Note 7), the TCA Note (see Note 7) and the terms of the Advisory Fee payable to TCA (see Note 7) under the requirements of ASC 480 “Distinguishing Liabilities from Equity” and concluded that none of the foregoing fall within the scope of ASC 480.  The Company then evaluated each of the Iliad Co-Investment Note, the TCA Note and the terms of the Advisory Fee payable to TCA under the requirements of ASC 815 “Derivatives and Hedging” and concluded that each the foregoing contain features that result in an embedded derivative.

The Company has recorded the fair value of each derivative as a current liability in the balance sheet as of June 30, 2016.  The change in fair value was recorded as other expense in the statement of operations for the year ended June 30, 2016.

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

The derivative liability is recognized in the balance sheet at fair value. Changes in the fair value of the derivative liability are reported in the statement of operations. The Company does not have any liabilities that reduce risk associated with hedging exposure and has not designated the derivative liability as a hedge instrument.

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of June 30, 2016. The Company categorized the derivative liability as Level 3 with a fair value of $827,887 as of June 30, 2016 using the Black-Scholes pricing model. The Company used the following input ranges: stock price $0.006-$0.01; expected term 0.58-0.96 years; risk-free rate 0.36%-0.45%; and volatility 150%-156%. Unobservable inputs were the prevailing interest rates, the Company’s stock volatility and the expected term.

There have been no transfers between Level 1, Level 2, or Level 3 categories. Level 3 as of June 30, 2015 was $68,584; Level 3 additions for the twelve months ended June 30, 2016 were $1,090,464 for the initial recognition with a $(254,481) valuation adjustment and a $(76,679) adjustment related to extinguishment of debt at June 30, 2016; Level 3 at June 30, 2016 was $827,887.

NOTE 9 –NOTES PAYABLE

Note Holder	Balance 6/30/2015	Unamortized Original Issue Discount	Balance, net of Discount 6/30/2015
Typenex Unsecured Short Term (Note 7)	$ 245,000	$ (34,098)	$ 210,902
B of I Bank	153,655	-	153,655
The Hartford	13,001	-	13,001
Bank of the West - short term portion	7,211	-	7,211
Total Short Term Notes Payable	$ 418,867	$ (34,098)	$ 384,769

Bank of the West - long term portion	$ 29,189	$ -	$ 29,189
Total Long Term Notes Payable	$ 29,189	$ -	$ 29,189

Note Holder	Balance June 30, 2016	Unamortized Original Issue Discount	Balance, net of Discount June 30, 2016
Bank of the West - short term portion	$ 7,211	$ -	$ 7,211
Bank of the West - long term	23,137	-	23,137
	$ 30,348	$ -	$ 30,348

Bank of the West

On December 29, 2014, Kyle Winther, the Company’s CEO, entered into a vehicle financing agreement with the Bank of the West. Pursuant to the agreement, the amount financed was $39,275, payable in 48 monthly payments plus accrued interest at a rate of 3.9%, with monthly payments of $614 and a maturity date of December 29, 2018.  In January 2015, the Company agreed to assume the payments on this loan and capitalized the vehicle. As of June 30, 2016 the outstanding balance was $30,348, with $7,211 and $23,137 classified as short term and long term, respectively.  As of June 30, 2015 the outstanding balance was $36,400, with $7,211 and $29,189 classified as short term and long term, respectively.

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

On June 2, 2015, the Company entered into a new Business Loan and Security Agreement with the Bank.  Pursuant to the agreement, the Company borrowed $175,000 from the Bank and received net proceeds of $104,071 after deducting an origination fee of $1,875 and the repayment of $69,054 in full satisfaction of the Company’s remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on January 2, 2015. The new loan was payable in 126 payments of $1,708 due each business day beginning on June 3, 2015, with the total repayment amount (subject to certain exceptions) being equal to $215,249 (the “Total Repayment Amount”). As of June 30, 2016 and 2015, the outstanding balance was $0 and $153,655, respectively.

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

Prior to their repayment, each of the facilities with the Bank were secured by all personal property of the Company and were also personally guaranteed by Lori Winther, Kyle Winther and Gary Perlingos.

The Company evaluated each of the agreements entered into on June 2, 2015 and November 3, 2015 under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”), and determined that neither agreement constituted a substantial modification under ASC 470, and accordingly treated the agreements as a modification to the original January 2, 2015 facility.

NOTE 10 – INCOME TAX

The provision for income taxes was determined by applying the statutory federal income tax rate to net income before income taxes and is as follows for the year ending June 30, 2015 and June 30, 2016:

	2016	2015
Federal tax	$-	$-
State tax	$800	$2,400

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2016	2015
Statutory federal income tax rate	(34)%	(34)%
State taxes, net of federal benefit	(4)%	(3)%
Other	(1)%	(2)%
	(39)%	(39)%

NOTE 11 – LOSS PER COMMON SHARE

A summary of the net loss and shares used to compute net loss per share for the year ended June 30, 2016 and 2015 is as follows:

	2016	$2015
Net loss for computation of basic and dilutive net (loss) per share	$(634,643)	$(613,997)
Basic and dilutive net (loss) per share	$(0.01)	$(0.01)
Basic and dilutive weighted average shares outstanding	$76,419,180	$68,164,099

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2016	June 30, 2015
Automobile	$36,976	$36,976
Computer	16,756	16,756
Furniture and equipment	112,302	106,568
Leasehold improvements	44,300	44,300
Accumulated depreciation	(76,111)	(45,054)
Property and equipment, net	$134,223	$159,546

NOTE 13 – LITIGATION

On November 4, 2015, the Company filed a lawsuit in the Superior Court of California, County of Orange, Case Number 30-2015-00818492-CU-BC-CJC against Kevin Crump, an individual, Magnavape, Inc. and Magnavon, Inc. alleging breach of contract, fraud, negligent misrepresentation, intentional interference with economic advantage and negligent interference with economic advantage relating to the production by the defendants of the Company’s AR Mods. The lawsuit prayer is for $3,000,000. This amount includes general damages, lost profits and punitive damages against the defendants.  A mandatory settlement conference is scheduled for February 24, 2017 and a jury trial is scheduled for March 27, 2017.

NOTE 14 – SUBSEQUENT EVENTS

On July 15, 2016, the Company entered into a second Exchange Agreement (the “Second Exchange Agreement”) with Iliad. Pursuant to the Second Exchange Agreement, the Company and Iliad exchanged the Exchange Note for a new promissory note in the original principal amount of $81,631.88 (the “Second Exchange Note”), which balance includes an exchange fee of $2,500. The Second Exchange Note was issued in substitution of and not in satisfaction of the Exchange Note.

The Second Exchange Agreement and related Second Exchange Note restructure the payment provisions of the Exchange Note.  The Second Exchange Note provides that the Company is to make to Iliad a payment equal to the remaining aggregate outstanding balance of the Second Exchange Note on or before July 15, 2017, which payment must be made in cash. Interest accrues on the outstanding balance of the Second Exchange Note at a rate of 10% per annum; provided, however that if the Company fails to repay the Second Exchange Note when due, or if the Company is otherwise in default under the Second Exchange Note, at the option of Iliad a default interest rate of 18% per annum will apply. In the event the Company is in default under the Second Exchange Note, Iliad also has the option to accelerate the note with the outstanding balance becoming immediately due and payable at an amount equal to 115% of the outstanding balance of the Second Exchange Note as of the date the event of default occurred. The Second Exchange Note may be prepaid without penalty at any time.

The Second Exchange Note provides that, until the Second Exchange Note has been paid in full, Iliad may convert all or part of the outstanding note balance (the “Conversion Amount”) into shares of common stock of the Company at the Conversion Price (as defined below).  Notwithstanding the foregoing, the Company has the option to pay the Conversion Amount in cash in lieu of delivering shares of its common stock.  As used, “Conversion Price” means a price per share equal to 70% of the average of the three lowest closing bid prices of the Company’s common stock in the twenty trading days immediately preceding the applicable conversion.  The Second Exchange Note provides that the Company may not issue shares to Iliad under the Second Exchange Note if the issuance of such shares would cause Iliad to beneficially own more than 9.99% of the Company’s outstanding common stock.

As of October 10, 2016, the outstanding balance on the Second Exchange Note was $23,264.

Issuance of Common Stock

Subsequent to June 30, 2016, the Company issued to Typenex Co-Investment, LLC shares of its common stock as partial payment of the Company’s outstanding debt obligations to Typenex as follows (see Note 7):

Date of Issuance	Number of Shares of Common Stock	Conversion Price	Consideration
August 5, 2016	118,456	$0.014467	Issuance of true up shares in connection with debt conversion on March 15, 2016.
August 5, 2016	3,313,612	$0.007723	Issuance of true up shares in connection with debt conversion on April 15, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in our Current Report on Form 8-K filed on May 18, 2016, our Board approved the engagement of Hall & Company, Inc. as our independent registered public accounting firm effective May 12, 2016. There were no disagreements or reportable events related to the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Company’s disclosure controls are not effective due to limited accounting and reporting personnel and a lack of expertise and segregation of duties due to limited financial resources and the size of the Company. We will need to adopt additional disclosure controls and procedures.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.  Based on this assessment, management concluded that as of June 30, 2016, our Company’s internal control over financial reporting was not effective primarily due to the limited size of our staff and budget.

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

•

A lack of formally documented policies and procedures, which provide for an ineffective control environment.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Kyle Winther	31	Chief Executive Officer and Director
Lori Winther	59	Chief Financial Officer, Treasurer, Secretary and Director
Gary Jacob Perlingos	35	President, Chief Technology Officer and Director
Niels Winther	60	Chairman of the Board

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

Director Independence

Our board of directors currently consists of four members –Kyle Winther, Lori Winther, Niels Winther, and Gary Jacob Perlingos– with one vacancy. Because our common stock is not currently listed on the NASDAQ Stock Market or New York Stock Exchange, we are not subject to their respective rules requiring independent directors and we currently do not have any independent directors, as the term “independent director” is defined by NASDAQ Listing Rule 5605(a)(2) or New York Stock Exchange Rule 303A.02.  We anticipate seeking independent directors in the future as we seek to establish effective corporate governance procedures to oversee our audit, compensation and nominating functions.  However, there can be no assurance as to whether or when we will be successful in appointing any independent directors.  Currently, our entire board of directors functions as our audit committee.

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

Based solely on our review of the copies of such reports received by us and written representations from certain reporting persons that they have complied with the relevant Section 16(a) filing requirements, the Company is not aware of any instances of noncompliance with the Section 16(a) filing requirements by any executive officer, director and or beneficial owner of more than 10% of a registered class of the Company’s equity securities during the year ended June 30, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation paid to each person who served as our principal executive officer and to each of our other two most highly compensated executive officers during our fiscal year ended June 30, 2016, and information concerning all compensation paid for services rendered to us in all capacities for such fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options ($)	All Other Compensation ($)	Total ($)
Kyle Winther,	2016	100,000	-	-	18,188 (1)	118,188
CEO, Director	2015	98,000	-	-	21,107 (1)	119,107

Lori Winther,	2016	80,000	-	-	19,636 (2)	99,636
CFO, Treasurer, Secretary, Director	2015	98,000	-	-	17,462 (2)	115,462

Gary Jacob Perlingos,	2016	98,000	-	-	-	98,000
President, Chief Technology Officer, Director	2015	98,000	-	-	16,947 (3)	114,947

Justin Moreno(4),	2016	130,100	-		14,055 (5)	144,155
Former Chief Operating Officer, Director	2015	130,000	-	2,100 (6)	-	132,100

(1)

For the fiscal year ended June 30, 2016, this amount consists of an automobile allowance ($13,808) and health benefits ($4,380).  For the fiscal year ended June 30, 2015, this amount consists of an automobile allowance ($6,444), company owned or leased property for personal use ($7,680), and health benefits ($6,973).

(2)

For the fiscal year ended June 30, 2016, this amount consists of an automobile allowance ($9,168) and health benefits ($9,168).  For the fiscal year ended June 30, 2015, this amount consists of an automobile allowance ($6,642) and health benefits ($8,820).

(3)

For the fiscal year ended June 30, 2015, this amount consists of health benefits ($16,947).

(4)

On August 16, 2016, we eliminated the position of Chief Operating Officer and terminated Justin Moreno from such position. On August 17, 2016, Mr. Moreno resigned as a director of the Company.

(5)

For the fiscal year ended June 30, 2016, this amount consists of health benefits ($14,055).

(6)

Mr. Moreno was granted an option to purchase 60,000 shares of our common stock at an exercise price per share of $0.0419 on June 30, 2015 which option was fully vested upon grant.  Unless exercised on or prior to November 14, 2016, the option will expire. The value of the option award in the above table represents the grant date fair value computed in accordance with FASB ASC Topic 718.  For the assumptions used in the valuation, please see Note 3 to our Consolidated Financial Statements.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.  We did not grant bonuses to our executive officers in 2016 in an effort to preserve cash.

On February 2, 2015, we adopted our 2015 Omnibus Incentive Plan (the “2015 Plan”).  The 2015 Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), restricted stock, restricted stock units, stock appreciation rights, performance-based awards, dividend equivalents, stock payments and deferred stock units to eligible participants. Eligible participants include officers, employees, non-employee directors and certain consultants and advisers. The aggregate number of shares of the Company’s common stock authorized for issuance under the 2015 Plan is 20,400,000, subject to adjustment as described in the 2015 Plan.  None of our executive officers other than our former Chief Operating Officer, Justin Moreno, have received awards under our 2015 Stock Incentive Plan.

Employee Contracts

We have not entered into any employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock options and stock awards held by each of the named executive officers as of June 30, 2016.

		Option Awards
		Number of Securities underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
Name	Grant Date	(#) Exercisable	(#) Unexercisable
Justin Moreno	6/30/15	60,000(1)	-	$0.0419	6/30/25

(1)

These options were fully exercisable upon grant and are not subject to vesting.

None of the executive officers listed above exercised options during the fiscal year ended June 30, 2015 or June 30, 2016.

Compensation of Directors

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ending June 30, 2016.  We do not pay management directors for Board service in addition to their regular employee compensation.

Name	Fees earned or paid in cash($)	Option Awards ($)	All other compensation ($)	Total($)
Niels Winther	-	-	-(1)	-

(1)

Niels Winther is the President of Winther & Company, an accountancy corporation.  Winther & Company was paid $56,180 for services rendered to the company during our fiscal year ended June 30, 2016.

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

In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days, through the exercise of a warrant or stock option, conversion of a convertible security or otherwise. Unless otherwise indicated, each person in the table will have sole voting and investment power with respect to the shares shown. For purposes of this table, shares not outstanding which are subject to issuance on exercises of stock options or conversion of a note that are held by one or more person(s) are deemed to be outstanding for the purpose of computing the percentage(s) of outstanding shares beneficially owned by such person(s) but are not deemed to be outstanding for the purpose of computing the percentage for any other person. The table assumes a total of 90,292,443 shares of our common stock outstanding as of October 10, 2016.  Unless otherwise indicated, the address of each of the executive officers and directors and greater than 5% stockholders named below is c/o Vapor Hub International Inc., 1871 Tapo Street, Simi Valley, CA 93063.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Kyle Winther	12,666,667	14.0%
(Chief Executive Officer and Director)
Lori Winther	12,666,667	14.0%
(Chief Financial Officer, Treasurer, Secretary and Director)
Gary Jacob Perlingos	12,666,667	14.0%
(President, Chief Technology Officer and Director)
Justin Moreno (1)	60,000	*
(Former Chief Operating Officer, Former Director)
Niels Winther (2)	200,000	*
(Chairman of the Board)
All directors and executive officers as a group (five persons) (3)	38,260,001	42.3%
5% Stockholders
None

*less than 1%

(1) Consists of options to purchase 60,000 shares of common stock.

(2) Consists of options to purchase 200,000 shares of common stock.

(3) Consists of options to purchase 260,000 shares of common stock and 38,000,001 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of June 30, 2016.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the transactions described below, since June 30, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•

in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

•

in which any director, executive officer, stockholders who beneficially owns more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

As of June 30, 2015 and 2016, the Company had a balance of $96,312 and $103,409, respectively, outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company), as well a Chase Bank Line of Credit (which was extended to the Company, though owed personally by Niels & Lori Winther). The outstanding balances are unsecured, non-interest bearing and repayable upon demand.  Each of Kyle Winther and Lori Winther also own approximately 14% of our common stock.

From time to time the Company will engage the services of Winther & Company, CPAs to provide bookkeeping, accounting and tax services to the Company. For the year ended June 30, 2016 the Company incurred approximately $56,180 in fees with Winther & Company. As of June 30, 2016 and 2015, the Company had Accounts Payable outstanding to Winther & Company of $0 and $232, respectively.

On December 29, 2014, Kyle Winther entered into a vehicle financing agreement with the Bank of the West. Pursuant to the agreement, the amount financed was $39,275, payable in 48 monthly payments plus accrued interest at a rate of 3.9%. In January 2015, the Company agreed to assume the payments on this loan and capitalized the vehicle (see Note 9). As of June 30, 2016 the outstanding balance was $30,349.

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

On June 2, 2015, the Company entered into a new Business Loan and Security Agreement with the Bank.  Pursuant to the agreement, the Company borrowed $175,000 from the Bank and received net proceeds of $104,071 after deducting an origination fee of $1,875 and the repayment of $69,054 in full satisfaction of the Company’s remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on January 2, 2015.  Prior to its repayment on November 3, 2015, the loan was secured by all personal property of the Company and was also personally guaranteed by Lori Winther, Kyle Winther and Gary Perlingos.

On November 3, 2015, the Company entered into a new Business Loan and Security Agreement with the Bank.  Pursuant to the agreement, the Company borrowed $125,000 from the Bank and received net proceeds of $93,615.51 after the repayment of $31,384.19 in full satisfaction of the Company’s remaining obligations under that certain Business Loan and Security Agreement entered into with the Bank on June 2, 2015.  Prior to its repayment on December 24, 2015, the loan was secured by all personal property of the Company and was also personally guaranteed by Lori Winther, Kyle Winther and Gary Perlingos.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the fees for professional audit services rendered by our principal accountants, Hall and Company, Inc. and Hartley Moore Accountancy Corporation for the audit of our annual consolidated financial statements for the years ended June 30, 2016 and June 30, 2015.

In connection with the reorganization of Hartley Moore Accountancy Corporation (the “Former Auditor”), its audit partners and staff joined Hall and Company, Inc. (“Hall”).  Due to the reorganization of the firm, the Former Auditor resigned as our independent, effective May 12, 2016. The Former Auditor had served as our auditor since March 30, 2015.  As a result of the reorganization, our Board of Directors approved the resignation of the Former Auditor effective May 12, 2016, and the engagement of Hall as our independent registered public accounting firm for the fiscal year ended June 30, 2016 effective May 12, 2016.

All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of our board of directors.

	For the Fiscal Year Ended June 30 2015	For the Fiscal Year Ended June 30, 2016

Audit fees (1)	$45,360	$54,171
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$45,360	$54,171

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

VAPOR HUB INTERNATIONAL INC.
a Nevada Corporation

Date: October 13, 2016	/s/ LORI WINTHER
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

Name	Title	Date

/S/ KYLE WINTHER Kyle Winther	Chief Executive Officer and Director (Principal Executive Officer)	October 13, 2016

/S/ LORI WINTHER Lori Winther	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	October 13, 2016

/S/ Gary Jacob Perlingos Gary Jacob Perlingos	President, Chief Technology Officer and Director	October 13, 2016

/S/ NIELS WINTHER Niels Winther	Chairman of the Board	October 13, 2016

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Herewith

3.1	Certificate of withdrawal of Certificate of Designation	8-K	000-55363	3.1	2/6/2015
3.2	Amended and Articles of Incorporation of the Registrant	8-K	000-55363	3.2	2/6/2015
3.3	Amended and Restated Bylaws of the Registrant	8-K	000-55363	3.3	2/6/2015
3.4	Articles of Merger filed with an effective date of March 14, 2014 with the Nevada Secretary of State on February 14, 2014	8-K	000-55363	3.1	3/6/2014
10.1	Share Exchange Agreement among the Registrant, Delite Products, Inc., Vapor Hub, Inc., and the Shareholders of Delite and Vapor Hub, Inc., dated February 14, 2014.	8-K	333-173438	10.1	2/18/2014
10.2	Form of Subscription Agreement for Note Purchases on March 14, 2014, April 10, 2014 and May 19, 2014	10-Q	333-173438	10.2	5/15/2014
10.3	Lease Agreement dated August 5, 2013 by and Between the Registrant and S.B.P.W., LLC, as amended by Amendment No. 1 and Amendment No. 2.	10-K	333-173438	10.3	9/29/2014
10.4	Securities Purchase Agreement, dated as of November 4, 2014, by and between the Registrant and Typenex Co-Investment, LLC	8-K	333-173438	10.1	11/10/2014
10.5	Secured Convertible Promissory Note, dated as of November 4, 2014, by the Registrant in favor of Typenex Co-Investment, LLC	8-K	333-173438	10.2	11/10/2014
10.6	Investor Note #1 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.3	11/10/2014
10.7	Investor Note #2 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.4	11/10/2014
10.8	Investor Note #3 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.5	11/10/2014
10.9	Investor Note #4 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.6	11/10/2014
10.10	Investor Note #5 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.7	11/10/2014
10.11	Investor Note #6 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.8	11/10/2014

10.12	Investor Note #7 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.9	11/10/2014
10.13	Investor Note #8 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.1	11/10/2014
10.14	Investor Note #9 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.11	11/10/2014
10.15	Investor Note #10 issued to the Registrant on November 4, 2014.	8-K	333-173438	10.12	11/10/2014
10.16	Security Agreement, dated as of November 4, 2014, by the Registrant in favor of Typenex Co-Investment, LLC	8-K	333-173438	10.13	11/10/2014
10.17	Business Loan and Security Agreement between B of I Federal Bank and the Registrant dated January 2, 2015.	10-Q	000-55363	10.14	2/17/2015
10.18*	Vapor Hub International Inc. 2015 Omnibus Incentive Plan.	8-K	000-55363	10.1	2/6/2015
10.19	Business Loan and Security Agreement, dated as of June 2, 2015, by and between the Company and BofI Federal Bank.	8-K	000-55363	10.1	6/8/2015
10.20	Note Purchase Agreement, dated as of June 4, 2015, by and between the Company and Typenex Co-Investment, LLC.	8-K	000-55363	10.2	6/8/2015
10.21	Form of Promissory Note issued to Typenex Co-Investment, LLC on June 4, 2015.	8-K	000-55363	10.3	6/8/2015
10.22	Note Purchase Agreement, dated as of August 12, 2015, by and between the Company and Iliad Research and Trading, L.P.	8-K	000-55363	10.1	8/18/2015
10.23	Promissory Note issued to Iliad Research and Trading, L.P. on August 12, 2015.	8-K	000-55363	10.2	8/18/2015
10.24	Triple Net Lease Agreement by and between the Winther Family Trust and the Registrant.	10-K	000-55363	10..25	10/13/2015
10.25	Note Settlement Agreement by and between Vapor Hub International Inc. and Typenex Co-Investment, LLC dated December 18, 2015.	8-K	000-55363	10.1	12/24/2015
10.26	B of I Business Loan and Security Agreement dated November 3, 2015	10-Q	000-55363	10.1	2/16/2016
10.27	Senior Secured Credit Facility Agreement dated December 24, 2015 by and between Vapor Hub International Inc. and TCA Global Credit Master Fund, LP.	8-K	000-55363	10.1	12/31/2015
10.28	Security Agreement dated December 24, 2015 by and between Vapor Hub International Inc. and TCA Global Credit Master Fund, LP.	8-K	000-55363	10.2	12/31/2015
10.29	Convertible Promissory Note dated December 24, 2015 issued by Vapor Hub International Inc. to TCA Global Credit Master Fund, LP.	8-K	000-55363	10.3	12/31/2015

10.30	Amendment to Note Settlement Agreement dated February 19, 2016 by and between Vapor Hub International Inc. and Typenex Co-Investment, LLC.	8-K	000-55363	10.1	2/25/2016
10.31	Amendment to Promissory Note dated February 19, 2016 by and between Vapor Hub International Inc. and Iliad Research and Trading, L.P.	8-K	000-55363	10.2	2/25/2016
10.32	Amendment #2 to Note Settlement Agreement entered into on May 12, 2016 but effective as of April 15, 2016 by and between Vapor Hub International Inc. and Typenex Co-Investment, LLC.	8-K	000-55363	10.1	5/18/2016
10.33	Exchange Agreement entered into on May 12, 2016 but effective as of April 15, 2016 by and between Vapor Hub International Inc. and Iliad Research and Trading, L.P.	8-K	000-55363	10.2	5/18/2016
10.34	Form of Convertible Promissory Note issued by Vapor Hub International Inc. on April 15, 2016 in favor of Iliad Research and Trading, L.P.	8-K	000-55363	10.3	5/18/2016
10.35	Exchange Agreement entered into on July 15, 2016 by and between Vapor Hub International Inc. and Iliad Research and Trading, L.P.	8-K	000-55363	10.1	7/21/2016
10.36	Form of Convertible Promissory Note issued by Vapor Hub International Inc. on August 12, 2016 in favor of Iliad Research and Trading, L.P.	8-K	000-55363	10.2	7/21/2016
14.1	Vapor Hub International Inc. Code of Ethical Conduct.	10-K	333-173438	14.1	9/29/2014
21.1	Subsidiaries of Vapor Hub International Inc.					X
23.1	Consent of Hall and Company, Inc., Independent Registered Public Accounting Firm.					X
23.2	Consent of Hartley Moore Accounting Corporation, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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