Form 10-Q
period 2016-09-30
VAPOR HUB INTERNATIONAL INC.
filed 2016-11-21
CIK 1515718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.

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

As of November 14, 2016, the issuer had 90,292,443 shares of common stock issued and outstanding.

VAPOR HUB INTERNATIONAL INC

TABLE OF CONTENTS

Part I.  Financial Information

PART I:  FINANCIAL INFORMATION

Item 1.

Financial Statements

VAPOR HUB INTERNATIONAL INC.

Condensed Balance Sheets

	September 30,	June 30,
	2016	2016
	(unaudited)
Assets
Current assets
Cash	$ 85,942	$ 607,960
Accounts receivable	4,505	880
Inventory	790,399	585,489
Prepaid expenses and other current assets	229,204	38,254
Other current assets	10,556	10,556
Total current assets	1,120,606	1,243,139
Fixed assets, net	126,320	134,223
Long term assets	14,427	14,341
Total assets	$ 1,261,353	$ 1,391,703

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$ 614,216	$ 828,146
Deferred income	155,276	94,754
Equipment leases payable	851	1,247
Convertible notes payable, net of unamortized debt discount	91,197	315,373
Notes payable, net of unamortized debt discount	135,096	7,211
Loans from related parties	146,277	103,409
Derivative liabilities	503,887	827,883
Total current liabilities	1,646,800	2,178,023
Long term liabilities
Notes payable- long term	21,587	23,137
Long term liabilities	21,587	23,137
Total liabilities	1,668,387	2,201,160
Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 0 issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	-	-
Common stock, $0.001 par value, 1,010,000,000 shares authorized; 90,292,443 and 86,860,375 issued outstanding as of September 30, 2016 and June 30, 2016, respectively	90,292	86,860
Additional paid-in-capital	808,595	775,929
Accumulated deficit	(1,305,921)	(1,672,246)
Total stockholders' deficit	(407,034)	(809,457)
Total liabilities and stockholders' deficit	$ 1,261,353	$ 1,391,703

The accompanying notes are integral part of these condensed financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Merchandise Sales, net	$ 2,425,222	$ 1,962,345

Royalties	70,000	-

Total net revenues	2,495,222	1,962,345

Cost of revenue	1,559,097	1,203,842

Gross profit	936,125	758,503

General and administrative expenses	665,656	701,741

Net income from operations	270,469	56,762

Other income (expense)
Interest expense	(33,273)	(32,686)
Amortization of finance fees	(35,364)	(9,765)
Interest expense - amortization of debt discount	(126,031)	(42,181)
Loss on extinguishment of debt	(74,870)	-
Change in fair value of derivative liabilities	366,194	(45,483)
Other income (expense)	96,656	(130,115)
Net income (loss) before taxes	367,125	(73,353)
Income tax provision	800	800
Net income (loss)	$ 366,325	$ (74,153)

Net loss per share:

Basic	$ 0.00	$ (0.00)

Diluted	$ 0.00	$ (0.00)

Weighted average shares outstanding:

Basic	88,986,765	72,455,606

Diluted	158,843,321	72,455,606

The accompanying notes are integral part of these condensed financial statements

VAPOR HUB INTERNATIONAL INC.

Unaudited Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Operating Activities
Net income (loss)	$ 366,325	(74,153)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7,903	7,764
Amortization of debt discount on convertible notes	126,031	1,165
Amortization of debt discount on short term note	-	38,179
Amortization of deferred finance costs	35,364	14,765
Amortization of derivative debt discount	-	2,837
Loss on extinguishment of debt	42,198	-
Change in derivative liabilities	(366,194)	45,483
Non cash interest for conversion of notes payable	8,406	-
Changes in operating assets and liabilities:
Accounts receivable	(3,625)	181
Inventory	(204,910)	(176,224)
Prepaid expenses and other current and long term assets	(41,778)	6,582
Security deposit	(86)	(7,446)
Deferred income	60,522	(29,669)
Accounts payable and accrued expenses	(177,831)	64,529
Net cash used in operating activities	(147,675)	(106,007)
Investing Activities
Purchase of property and equipment	-	(5,734)
Net cash used in investing activities	-	(5,734)
Financing Activities
Payments on leased property loans	(396)	(1,071)
Payments on financed insurance premiums	(21,287)	(32,507)
Proceeds from related party loans	47,718	(36,188)
Payments on related party loans	(4,850)	-
Proceeds from convertible notes payable	-	-
Payments on convertible notes payable	(393,977)	(105,469)
Proceeds from short term notes payable	-	200,000
Payments on short term notes payable	-	86,003
Payments for deferred finance costs	-	(17,500)
Payments on auto loan payables	(1,551)	(1,491)
Net cash used in financing activities	(374,343)	(80,229)
Net change in cash	(522,018)	(191,970)
Cash at beginning of period	607,960	351,081
Cash at end of period	$ 85,942	$ 159,111
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 32,713	$ 33,886
Income taxes	$ 800	$ 800
Non-cash transactions:
Non cash repayment and borrowings of short term note payable	$ 2,500	$ -
Insurance premium financing	$ 149,173	$ 146,908
Derivative liability	$ 74,112	$ 114,067
Shares issued for extinguishment of debt	$ 36,098	$ -

The accompanying notes are integral part of these condensed financial statements

VAPOR HUB INTERNATIONAL INC.

Notes to Unaudited Condensed Financial Statements

NOTE 1- INCORPORATION, NATURE OF OPERATIONS AND ACQUISITION

Vapor Hub International Inc. (formerly DogInn, Inc.) (hereinafter known as “the Company”) was incorporated in the State of Nevada on July 15, 2010. On February 14, 2014, the Company entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became the Company’s wholly owned subsidiaries (which subsidiaries were subsequently merged into the Company on May 18, 2015, ending the separate existences of Vapor and Delite) and the Company now carries on the business of developing, producing, marketing and selling the next generation of electronic cigarettes, known as vaping devices, and related accessories, including e-liquids and atomizers.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying (a) condensed balance sheet at June 30, 2016 has been derived from audited statements and (b) the condensed unaudited financial statements as of and for the periods ended September 30, 2016 and 2015, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“US GAAP”) for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 (the “2016 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2016. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results of operations expected for the year ending June 30, 2017.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s unaudited condensed financial statements. The unaudited condensed financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to US GAAP and have been consistently applied in the preparation of the unaudited condensed financial statements.

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. The Company’s Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Going Concern

The Company’s unaudited condensed financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s cash balance as of September 30, 2016, its working capital deficit along with other factors raise substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company continues to face liquidity and capital resources constraints using $147,675 in cash from operations in the three months ended September 30, 2016 and using $374,343 in financing activities during the same period.  The Company does not believe that its operating cash flows will be sufficient to meet its financing needs for the next twelve months. The extent of the Company’s future capital requirements will depend on many factors, including the Company’s results from operations and the growth rate of the Company’s business. The Company’s near term objective is to raise debt or equity capital to fund its immediate cash needs and to finance its longer term growth.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash. The Company places its cash with high quality banking institutions.  The Company did not have any cash accounts in excess of FDIC insured limits as of September 30, 2016.

The Company relied on three manufacturers to make all of the Company’s Mods during the three months ended September 30, 2016 and one manufacturer to make all of the Company’s Mods during the three months ended September 30, 2015.

The Company had a concentration in accounts payable of 45% and 49% to two manufacturers as of September 30, 2016.

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

Revenue Recognition

The Company recognizes merchandise revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  The Company recognizes royalty revenues when products are sold by third parties and collection of any related receivable is probable.

For retail transactions, revenue is recognized at the point of sale. For wholesale and online transactions, revenue is recognized at the time goods are shipped.

Deferred Revenue

The Company accrues deferred revenue when customer payments are received, but product has not yet shipped. As of September 30, 2016 and June 30, 2016, the Company had recorded $155,276 and $94,754, respectively for deferred revenue as a result of prepayments for product made by customers. Those prepayments are recognized into revenue at the point those prepaid products have subsequently shipped. The Company expects to recognize the $155,276 into revenue during the current fiscal year.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2016 and 2015 were $13,015 and $38,657, respectively and are included in general and administrative expenses.

Deferred Finance Costs, Net

Costs with respect to the issuance of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized to interest expense over the term of any debt funding, if successful, or expensed if the proposed equity or debt transaction is unsuccessful.

Unamortized finance costs for the three months ended September 30, 2016 and as of June 30, 2016 were $100,302 and $133,166 respectively.

The Company adopted ASU 2015-03 during the quarter ended September 30, 2016, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The Company’s adoption of this ASU did not have a significant impact on the Company’s financial position, results of operations or cash flows. The adoption resulted in a reclassification of deferred finance costs of $100,302 and $133,166 from current assets to offset against convertible notes payable in current liabilities as of September 30, 2016 and June 30, 2016, respectively.

Modification of Debt Instruments

The Company evaluated modifications of debt instruments under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”). ASC 470 requires modifications to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. For extinguished debt, a difference between the re-acquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains.

Basic and Diluted Net Loss per Share

The Company computes net income per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants or debentures. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2016, there were 69,856,556 dilutive securities related to the convertible notes payable as the Company had net income and as of September 30, 2015, there were no dilutive securities as the Company had incurred a net loss.  See Note 9 for further discussion.

Recent Accounting Pronouncements

In August 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its financial statements.

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

The Company has reviewed other recent accounting pronouncements issued prior to the date of issuance of its financial statements included in this report, and does not believe any of these pronouncements will have a material impact on its financial statements.

NOTE 3 – OFFICERS’ LOANS PAYABLE

As of September 30, 2016 and June 30, 2016, the Company had a balance of $146,277 and $103,409 respectively, outstanding as related party loans from Kyle Winther, the Company’s CEO, Lori Winther, the Company’s CFO and Winther & Company, CPAs (an entity owned by Lori Winther, and her husband, Niels Winther, CPA, who is a director of the Company), as well as a Chase Bank Line of Credit (which was extended to the Company, though owed personally by Niels and Lori Winther).  The outstanding balances are unsecured, non-interest bearing and repayable upon demand.

NOTE 4 – INVENTORIES

As of September 30, 2016 and June 30, 2016, the Company had a balance of $790,399 and $585,489, respectively, as inventories which consist of vaping devices, electronic cigarettes, e-liquid, related supplies, and accessories. There was no reserve for inventory obsolescence as of September 30, 2016 and June 30, 2016.

NOTE 5 – LEASE COMMITMENTS

On February 28, 2015, the Company entered into a lease agreement with landlord Samantha Carrington to provide retail space for its Simi Valley retail location and on April 1, 2015, the Simi Valley retail location opened at the new premises. The lease term extends through March 31, 2017 with a monthly lease payment of $3,190. The Company has a remaining commitment under this lease as of September 30, 2016 of $19,140 and a security deposit of $6,380 was paid to the landlord in relation to this lease.

On September 1, 2015, the Company entered into a Commercial Lease Agreement with the Winther Family Trust, pursuant to which the Company leases property located at 1871 Tapo Street, Simi Valley, CA 93065 (the “Premises”), for a term of 60 months commencing on September 1, 2015. The Company will pay a base rent of $5,650 per month for the duration of the term and also made a security deposit in the same amount. The Company has a remaining commitment under this lease as of September 30, 2016 of $265,550. The Premises replaced the Company’s prior facility located at 67 W. Easy St., Unit 115, Simi Valley, CA 93065 and serves as the Company’s primary office location. In addition to providing office space, the approximately 5,000 square foot facility is also used for warehousing and shipping.  The lessor of the Premises, the Winther Family Trust, is controlled by Niels Winther and Lori Winther. Both Niels Winther and Lori Winther are Directors of the Company, and Lori Winther also serves as the Company’s Chief Financial Officer and Secretary.

On September 15, 2015, the Company entered into a lease agreement with Santa Susana Business Center, LLC to lease warehouse and office space at 4685 Runway Street, Unit D, Simi Valley, CA 93063. The lease term extends through September 30, 2017 with a monthly lease payment of $1,716 and increasing to $1,802 on October 1, 2016. The Company has a remaining commitment under this lease of $21,624 as of September 30, 2016 and a security deposit of $1,802 was paid to the landlord in relation to this lease.

Rent expense for the three months ended September 30, 2016 and 2015 was $31,668 and $32,952, respectively.

NOTE 6 – RELATED PARTIES

From time to time the Company will engage the services of Winther & Co. an accounting firm owned by the husband of the Company’s CFO. Winther & Co. provides bookkeeping, accounting and tax services to the Company. For the three months ended September 30, 2016 and 2015, the Company incurred approximately $10,156 and $18,262, respectively, in fees with Winther & Co. As of September 30, 2016 and June 30, 2016 the Company had Accounts Payable outstanding to related parties for accounting fees of $0 and $0, respectively.

Reference is also made to the Officer’s Loans Payable described in Note 3 and the Commercial Lease Agreement with the Winther Family Trust described in Note 5.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Note Holder	Balance	Unamortized Original	Unamortized Deferred	Balance of	Convertible Notes, Net of
	September 30, 2016	Derivative Discount	Finance Cost Discount	Debt Discount	Discount and Deferred Cost
Iliad Co Loan Payable	43,156	-	(1,875)	(1,875)	41,281
TCA Global Loan Payable	505,432	(357,089)	(98,427)	(455,516)	49,916
Total Convertible Notes Payable	548,588	(357,089)	(100,302)	(457,391)	91,197

Description of Outstanding Convertible Note Obligations Outstanding as of September 30, 2016

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

On May 12, 2016 but effective as of April 15, 2016, the Company entered into an Exchange Agreement with Iliad (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company and Iliad exchanged the Original August Note of $245,000 for a new promissory note in the original principal amount of $272,250 (the “Exchange Note”), which balance includes an exchange fee of $24,750.  The Company evaluated the Exchange Agreement under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”), noting it met the criteria for substantial modification under ASC 470, and accordingly treated the Exchange Agreement as an extinguishment of debt and recorded a loss of extinguishment of debt of $54,225.  The related derivative liability was also extinguished.  The Exchange Note was issued in substitution of and not in satisfaction of the Original August Note.

The Exchange Note provided that the Company was to make the following payments to Iliad: (a) a payment in shares of the Company’s common stock within three trading days of June 15, 2016 based on a note conversion amount of $50,000 and a conversion price that was equal to 70% of the average of the three lowest closing bid prices of the Company’s common stock in the twenty trading days immediately preceding such conversion (this payment of shares was not made by the Company as a result of a subsequent note amendment); and (b) a payment equal to the remaining aggregate outstanding balance of the Exchange Note on or before July 15, 2016, which payment must be made in cash.  The Company identified an embedded derivative liability in the Exchange Note with an original estimated fair market value of $29,475 and recorded this as a derivative liability.

On July 15, 2016, the Company entered into a second Exchange Agreement (the “Second Exchange Agreement”) with Iliad. Pursuant to the Second Exchange Agreement, the Company and Iliad exchanged the Exchange Note for a new promissory note in the original principal amount of $81,632 (the “Second Exchange Note”), which balance includes an exchange fee of $2,500. The Second Exchange Note was issued in substitution of and not in satisfaction of the Exchange Note. The Company evaluated the Exchange Amendment dated July 15, 2016 to the Exchange Agreement dated May 12, 2016 under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”), noting it met the criteria for substantial modification under ASC 470, and accordingly treated the Exchange Agreement as an extinguishment of debt and recorded a loss of extinguishment of debt of $42,198.

The Second Exchange Agreement and related Second Exchange Note restructured the payment provisions of the Exchange Note.  The Second Exchange Note provides that the Company is to make to Iliad a payment equal to the remaining aggregate outstanding balance of the Second Exchange Note on or before July 15, 2017, which payment must be made in cash. Interest accrues on the outstanding balance of the Second Exchange Note at a rate of 10% per annum; provided, however that if the Company fails to repay the Second Exchange Note when due, or if the Company is otherwise in default under the Second Exchange Note, at the option of Iliad a default interest rate of 18% per annum will apply. In the event the Company is in default under the Second Exchange Note, Iliad also has the option to accelerate the note with the outstanding balance becoming immediately due and payable at an amount equal to 115% of the outstanding balance of the Second Exchange Note as of the date the event of default occurred. The Second Exchange Note may be prepaid without penalty at any time.

The Second Exchange Note provides that, until the Second Exchange Note has been paid in full, Iliad may convert all or part of the outstanding note balance (the “Conversion Amount”) into shares of common stock of the Company at the Conversion Price (as defined below).  Notwithstanding the foregoing, the Company has the option to pay the Conversion Amount in cash in lieu of delivering shares of its common stock.  As used, “Conversion Price” means a price per share equal to 70% of the average of the three lowest closing bid prices of the Company’s common stock in the twenty trading days immediately preceding the applicable conversion.  The Second Exchange Note provides that the Company may not issue shares to Iliad under the Second Exchange Note if the issuance of such shares would cause Iliad to beneficially own more than 9.99% of the Company’s outstanding common stock.  The Company determined that the conversion feature of the Second Exchange Note meets the definition of an embedded derivative that should be separated and accounted for as a derivative liability.   See Note 10 for a discussion relating to derivative liability.

As of November 14, 2016, the outstanding balance on the Second Exchange Note was $0.

TCA Global Credit Master Fund, LP Note December 2015

On December 24, 2015, the Company entered into a Senior Secured Credit Facility Agreement (the “Loan Agreement”) with TCA Global Credit Master Fund, LP (“TCA”).  At the initial closing on December 24, 2015, the Company issued to TCA a Convertible Promissory Note in the principal amount of $750,000 (the “TCA Note”). The TCA Note is scheduled to mature on June 24, 2017 (the “Maturity Date”).  At any time prior to the Maturity Date or the earlier termination of the Loan Agreement, the Company can request up to $9,250,000 of additional loans, which additional loans may be made in the sole discretion of TCA.  The Company may prepay borrowings at any time, in whole or in part, without penalty.  Upon origination, the Company recorded a debt discount of $706,911 and amortized $223,791 during the year ended June 30, 2016, leaving an unamortized balance of $483,120.  For the three months ended September 30, 2016, the Company incurred an amortization expense of $126,031, leaving an unamortized balance of $357,089 at the end of the period.

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

While the Note is outstanding, but only upon the occurrence of (i) an event of default under the loan agreement with TCA or any related transaction document or (ii) the Company’s mutual agreement with TCA, TCA may convert, subject to certain beneficial ownership limitations, all or any portion of the outstanding principal, accrued and unpaid interest and any other sums due and payable under the Note or any other transaction document (such total amount, the “Conversion Amount”) into a number of shares of the Company’s common stock equal to: (i) the Conversion Amount divided by (ii) eighty-five percent (85%) of the lowest of the daily volume weighted average price of the Company’s common stock during the five business days immediately prior to the conversion date (the “Conversion Shares”).  Upon liquidation by TCA of Conversion Shares, if TCA realizes a net amount from such liquidation equal to less than the Conversion Amount, the Company is obligated to issue to TCA additional shares of the Company’s common stock equal to: (a) the Conversion Amount minus the net realized amount, divided by (b) the average volume weighted average price of the Company’s common stock during the five business days immediately prior to the date upon which TCA requests additional shares.  The Company accounted for the conversion feature as a derivate liability.

The payment and performance of all the Company’s indebtedness and other obligations to TCA, including all borrowings under the loan agreement and related agreements, are secured by liens on substantially all of the Company’s assets pursuant to a Security Agreement.

Of the proceeds received at the initial closing, approximately $106,000 was used to pay in full all indebtedness outstanding under the Company’s Business Loan and Security Agreement with B of I Federal Bank (the “Bank”), entered into on November 3, 2015.  Upon repayment of the Company’s indebtedness under the Business Loan and Security Agreement, the Bank released its liens on the Company’s assets.  After the payment of approximately $51,000 of fees and cash expenses to TCA in connection with the loan transaction, the Company received net proceeds of approximately $593,000. As of September 30, 2016 the outstanding balance of the TCA Note was $505,432.

In connection with the Loan Agreement, the Company agreed to pay to TCA a fee for advisory services provided to the Company prior to the entry into the Loan Agreement in the amount of $126,000 (the “Advisory Fee”).  As partial payment of the Advisory Fee, the Company issued to TCA 3,810,000 shares of the Company’s common stock on December 24, 2015 (the “Advisory Fee Shares”), representing 4.99% of the Company’s issued and outstanding shares of common stock on such date.  In the event that TCA receives net proceeds from the sale of such shares that are less than the Advisory Fee, TCA may require the Company to issue additional shares of common stock in an amount sufficient such that, when sold and the net proceeds from such sale are added to the net proceeds from the sale of any of the previously issued and sold Advisory Fee Shares, TCA shall have received total net funds equal to the Advisory Fee.  Notwithstanding the foregoing, subject to certain conditions, the Company has the right to redeem the Advisory Fee Shares then in TCA’s possession for an amount payable in cash equal to the Advisory Fee, less any net cash proceeds received by TCA from previous sales of Advisory Fee Shares.  In the event TCA has not realized net proceeds from the sale of Advisory Fee Shares equal to at least the Advisory Fee by the earlier to occur of: (i) December 24, 2016; (ii) the occurrence of an event of default under the transaction documents; or (iii) the Maturity Date, then at any time thereafter, TCA has the right to require the Company to redeem all of the Advisory Fee Shares then in TCA’s possession for cash equal to the Advisory Fee, less any cash proceeds received by TCA from any previous sales of Advisory Fee Shares.  The Advisory Fee was recorded as a deferred finance fee of $126,000 and the Company amortized $42,000 during the year ended June 30, 2016, leaving an unamortized balance of $84,000.  During the three months ended September 30, 2016, the Company amortized $21,913, leaving an unamortized balance of $62,087 at the end of the period.  The Company determined that the Conversion feature of the TCA Note and the Advisory Fee meets the definition of an embedded derivative that should be separated and accounted for as a derivative liability.   See Note 10 for a discussion relating to derivative liability.

NOTE 8 –NOTES PAYABLE

Note Holder	Balance 9/30/2016	Unamortized Original Issue Discount	Balance, net of Discount 9/30/2016
Calco Commercial Insurance	$ 47,570	$ -	$ 47,570
AFCO Insurance	80,315	-	80,315
Bank of the West - short term portion	7,211	-	7,211
Total Short Term Notes Payable	$ 135,096	$ -	$ 135,096

Bank of the West - long term portion	$ 21,587	$ -	$ 21,587
Total Long Term Notes Payable	$ 21,587	$ -	$ 21,587

Bank of the West

On December 29, 2014, Kyle Winther, the Company’s CEO, entered into a vehicle financing agreement with the Bank of the West. Pursuant to the agreement, the amount financed was $39,275, payable in 48 monthly payments plus accrued interest at a rate of 3.9%, with monthly payments of $614 and a maturity date of December 29, 2018.  In January 2015, the Company agreed to assume the payments on this loan and capitalized the vehicle. As of September 30, 2016 the outstanding balance was $28,798, with $7,211 and $21,587 classified as short term and long term, respectively.  As of June 30, 2016 the outstanding balance was $30,348, with $7,211 and $23,137 classified as short term and long term, respectively.

Other Short Term Facilities

Effective July 10, 2016, the Company entered into an Agreement to finance its annual General Liability insurance coverage. The insurance coverage is provided through Calco Commercial Insurance. The amount of the policy is $77,240 with $59,072 being financed at 8% over 10 months with a monthly payment of $6,126. The Company made a down payment on the policy of $18,168. At September 30, 2016, the remaining premium obligation due under the Agreement was $47,570.

As of August 22, 2016, the Company entered into an insurance contract with Lloyds of London financed by AFCO for Director’s and Officer’s insurance coverage. The amount of the policy is $109,392 with $90,100 being financed at 6.85% over 9 months with a monthly payment of $10,299. The Company made a down payment on the policy of $19,292.  At September 30, 2016, the remaining balance was $80,315.

NOTE 9 – NET INCOME (LOSS) PER COMMON SHARE

A summary of net income (loss) and shares used to compute net income (loss) per share for the three months ended September 30, 2016 and 2015 is as follows:

	September 30, 2016	September 30, 2015
Net income (loss) for computation of basic and dilutive net income (loss) per share	$366,325	$(74,153)
Basic and dilutive net income (loss) per share	$0.00	$(0.00)
Basic weighted average shares outstanding	88,986,765	72,455,606
Dilutive weighted average shares outstanding	158,843,321	72,455,606

Dilutive shares for the three months ended September 30, 2016 of 69,856,556 are related to the TCA Global Loan Payable, TCA Advisory Fee and the Iliad Co Loan Payable.

NOTE 10 – DERIVATIVE LIABILITIES

The Company evaluated the TCA Note, the TCA Advisory Fee and the Iliad Note under the requirements of ASC 480 “Distinguishing Liabilities from Equity” and concluded that the notes and advisory fee do not fall within the scope of ASC 480.

In relation to the conversion provisions of the TCA Note, the TCA Advisory Fee and the Iliad Note, the Company determined that the conversion features do not meet the definition of “indexed to” the Company’s stock, and the scope exception to ASC 815’s derivative accounting provisions do not apply. The Company also determined that the conversion features of the TCA Note, the TCA Advisory Fee and the Iliad Note meet the definition of an embedded derivative that should be separated from the TCA Note, TCA Advisory Fee and the Iliad Note, respectively and accounted for as a derivative liability.

The Company recorded an original valuation for the TCA Note of $706,911 for the derivative liability. As of September 30, 2016, the Company had a derivative liability for the TCA Note of $353,939.

The Company recorded an original valuation for the TCA Advisory Fee of $23,130 for the derivative liability. As of September 30, 2016, the Company had a derivative liability for the TCA Advisory Fee of $84,471.

The Company recorded an original valuation for the Iliad Note of $29,475 for the derivative liability. As of June 30, 2016, the Company had a derivative liability for the Iliad Note of $111,940.  On July 15, 2016, the Iliad Note was extinguished in exchange for a new Note.  The Company recorded an original valuation for the July 15, 2016 Iliad Note of $74,112 for the derivative liability. As of September 30, 2016, the Company had a derivative liability for the new Iliad Note of $65,478.

The Company has recorded the fair value of each derivative as described above as a current liability as of September 30, 2016. The change in fair value of $366,194 was recorded as other income (expense) in operations for the three months ended September 30, 2016.

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

The Company did not have any derivatives valued using Level 1 and Level 2 inputs as of September 30, 2016. The Company categorized the derivative liability as Level 3 using the Black-Scholes pricing model with a fair value of $503,887 as of September 30, 2016.

The Company used the following input ranges: stock price $0.0037-$0.0109; expected term 0.0027-1.000 years; risk-free rate 0.29%-0.59%; and volatility 160.0%-187.77%. Unobservable inputs were the prevailing interest rates, the Company’s stock volatility and the expected term.

There have been no transfers between Level 1, Level 2, or Level 3 categories. Level 3 as of June 30, 2016 was $827,883; Level 3 additions for the three months ended September 30, 2016 were a $(366,194) valuation adjustment and a $42,198 adjustment related to extinguishment of debt at September 30, 2016; Level 3 at September 30, 2016 was $503,887.

NOTE 11 – EQUITY

Issuance of Common Stock

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

NOTE 12 – LITIGATION

Except as described below, the Company knows of no material existing or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

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

On January 28, 2016, Darin Dyroff, an individual, filed a lawsuit in the Superior Court of the State of California, County of San Luis Obispo, Case Number 16CV-0047 against Vip Vapor Shop & Lounge, Kennedy Enterprises, and Does 1-100.  Vapor Hub was served with the Complaint by Dyroff on July 18, 2016.   The Complaint asserts causes of action for strict products liability and negligent products liability and the defendant is seeking damages for pain and suffering, mental and emotional distress, future medical care, loss of earnings, lost earnings capacity, property damage, punitive damages, and costs of suit.  On September 23, 2016, Steam Distribution, LLC, a defendant in the case, filed a Cross-Complaint against Vapor Hub.   The case has been remitted to the Company’s product liability insurance carrier and is being handled by them.  The insurance company agreed to defend Vapor Hub under its insurance policy subject to the satisfaction of the policy’s $10,000 deductible. The company does not know the potential exposure on the claim, but believes its exposure is immaterial.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company paid all accrued interest and remaining principal on the Second Exchange Note, and the balance of the Exchange Note as of November 21, 2016 is $0.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Financial Statements and the related Notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report, as well as in our Annual Report on Form 10-K for the year ended June 30, 2016 (“Annual Report”) and in our other filings with the SEC, which discuss our business in greater detail.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statements that do not directly relate to historical or current fact. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “should,” “estimates,” “predicts,” “potential,” “continue,” “becoming,” “transitioning,” and similar expressions to identify such forward-looking statements. Our forward-looking statements include statements as to our business outlook, revenues, margins, expenses, tax provision, capital resources sufficiency, capital expenditures and cash commitments. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those referenced in Part I, Item 1A of our Annual Report and similar discussions in our other SEC filings. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

General Overview

On February 14, 2014, we entered into a Share Exchange Agreement with Vapor Hub Inc., a California corporation (“Vapor”), Delite Products, Inc., a California corporation (“Delite”) and the shareholders of both companies (the “Exchange Agreement”).  As a result of the closing of the transactions contemplated by the Exchange Agreement, Vapor and Delite became our wholly owned subsidiaries and we now carry on the business of developing, producing, marketing and selling vaping devices and related accessories.  On May 18, 2015, Vapor and Delite were merged with and into the Company, ending the separate existences of Vapor and Delite. This had no impact on the historical  financial statements.

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

Sourcing

We use third party contract manufacturers to produce and finish our vaping devices (“Mods”), including our Limitless Mechanical Mod, from facilities located in both Southern California and China.  Our Mods, which are made from a metallic material such as steel, brass or copper, are custom machined to meet our design specifications.  Once machined, unfinished products are delivered to our location in Simi Valley or to a third party service provider to be buffed, polished and to add various treatments and embellishments, such as paint and engravings.  Finished products are then held in inventory for distribution and sale. In the quarter ended September 30, 2016, we relied on three manufacturers to produce all of our Mods.  Although we have relied on a limited number of manufacturers to machine our Mods, we believe manufacturing capacity is available to meet our current and planned needs. We do not currently have any long term agreements in place for the manufacture of our Mods.

With respect to our custom designed atomizers which we market and distribute globally, in our quarter ended September 30, 2016, we sourced these products from one manufacturer located in the United States.  We believe that suppliers for our atomizers are available to meet our current and planned needs.

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

Going Concern

Our unaudited condensed financial statements have been presented on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our cash balance as of September 30, 2016 and our working capital deficit along with other factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

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

Critical Accounting Policies and Estimates

We prepare our condensed financial statements in accordance with U.S. GAAP. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected. Please refer to Note 2 “BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further discussion.

Recently Issued Accounting Pronouncements

Please see Note 2 for a discussion of recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

The following is a summary of our results from operation for the three month periods ended September 30, 2016 and September 30, 2015:

	Three Months Ended, September 30, 2016	Three Months Ended September 30, 2015
Revenues, net	$ 2,495,222	$ 1,962,345
Cost of revenues	1,559,097	1,203,842
Gross profit	936,125	758,503
General and administrative expenses	665,656	701,741
Net income from operations	270,469	56,762
Other income (expense)	96,656	(130,115)
Income (loss) before taxes	367,125	(73,353)
Income tax provision	800	800
Net income (loss)	$ 366,325	$ (74,153)

Revenues: Revenues are comprised of royalties and gross sales less returns and discounts.  During the three months ended September 30, 2016, we generated $70,000 in royalty income and merchandise sales of $2,425,222 (net of returns adjustments and discounts of $5,820).  For the three months ended September 30, 2015, we generated merchandise sales of $1,962,345 (net of returns adjustments and discounts of $8,752). The increase in revenues compared to the prior year period primarily results from growth of our wholesale distribution and direct distribution to retail store sales.  We anticipate that revenues will significantly decline in the second quarter as a result of a dispute with one of our Mod manufacturers which has resulted in inventory not being readily available for sale.

Cost of Revenues: Our cost of revenue primarily represents the cost of our outsourced manufacturing of our products and also the cost of purchasing products from third parties for resale.  Generally, our cost of revenue is lower on products that we directly source and is higher when we purchase products for resale from third parties. During the three months ended September 30, 2016 and 2015, our cost of revenue was $1,559,097 and $1,203,842, respectively.  The increase in cost of revenues during the three months ended September 30, 2016 compared to the prior year period is primarily attributable to our increased revenues.

Gross Profit:  Gross profit represents revenue less the cost of revenue.  During the three months ended September, 2016, our gross profit was $936,125 and during the comparable prior year period ended September 30, 2015 was $758,503. Our gross margin (which is gross profit as a percentage of revenue) for the three months ended September 30, 2016 was 37.5% compared to 38.7% for the prior year period.

General and Administrative Expense:   General and administrative expenses consist primarily of payroll and related costs, sales and marketing costs, infrastructure costs and costs associated with being a public reporting company.  During the three months ended September 30, 2016, we incurred general and administrative expenses of $665,656 and in the comparable prior year period ended September 30, 2015 we incurred general and administrative expenses of $701,741.  The decrease in general and administrative expense during the three months ended September 30, 2016 compared to the prior year period results primarily from decreases in payroll.  Our general and administrative expenses as a percentage of sales was 26.7% and 35.8% for each of the three months ended September 30, 2016 and 2015, respectively.  We are continuing to evaluate our general and administrative expenses in an effort to reduce costs and improve our future profitability and cash flow.

Other income (expense): Other income of $96,656 for the three months ended September 30, 2016 consists of a positive change in fair value of derivative liability of $366,194 associated with our credit facilities offset by interest expense of $33,273 incurred in connection with our credit facilities, amortization of finance fees of $35,364, interest expense-amortization of debt discount of $126,031 and loss on extinguishment of debt related to a retired Typenex Co-Investment, LLC and Iliad Research & Trading, L.P. loans of $74,870.  During the comparable period in 2015, we had other expense of $130,115 consisting of $32,686 in interest expense, amortization of finance fees of $9,765, interest expense-amortization of debt discount of $42,181 and a change in fair value of derivative liability of $45,483.

Net Income (Loss): Net income was $366,325 for the three months ended September 30, 2016 and the net loss was $74,153 for the three months ended September 30, 2015 for the reasons discussed above.

Seasonality

Our operating results and operating cash flows tend to be lower in the three month period ending December 31, compared to other periods during the year, as a result of the purchasing patterns of our customers.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $85,942 and working capital deficit of $526,194 and as of June 30, 2016, we had cash of $607,960 and a working capital deficit of $934,884. This working capital amount includes debt discounts which offset to the balance of convertible notes payable. The working capital deficit, adjusted to exclude debt discounts, was $1,083,887 and $1,551,170 as of September 30, 2016 and June 30, 2016, respectively.  We depend on cash from financing activities to fund our operating activities, and we expect this trend to continue as we continue to grow our operations.  A summary of our net working capital as of September 30, 2016 and as of June 30, 2016, and our cash flows for the three months ended September 30, 2016 and 2015 are summarized in the following tables:

Net Working Capital
	As of September 30, 2016	As of June 30, 2016
Current Assets	$1,120,606	1,243,139
Current Liabilities	1,646,800	2,178,023
Net Working Capital	$(526,194)	(934,884)
Total Debt Discounts	(557,693)	(616,286)
Adjusted Net Working Capital	$(1,083,887)	(1,551,170)

Cash Flows
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net cash used in Operating Activities	(147,675)	(106,007)
Net cash used in Investing Activities	-	(5,734)
Net cash used in Financing Activities	(374,343)	(80,229)
Decrease in Cash during period	(522,018)	(191,970)
Cash, Beginning of Period	607,960	351,081
Cash, End of Period	85,942	159,111

Operating Activities

Net cash used in operating activities was $147,675 for the three months ended September 30, 2016.  Net cash used by operating activities was $106,007 for the three months ended September 30, 2015.  Net cash used in operations for the period ended September 30, 2016 primarily results from inventory purchases, an increase in prepaid expenses, change in derivative liability and a decrease in accounts payable and accrued expenses offset by net income, an increase in amortization of debt discount and deferred income.  Net cash used in operations for the three months ended September 30, 2015 primarily results from our net loss, a decrease in deferred income and an increase in inventory offset by an increase in accounts payable and accrued expenses, change in derivative liability, an increase in amortization of debt discount on short term note and amortization of deferred finance costs.

Investing Activities

Net cash used in investing activities was $0 for the three months ended September 30, 2016.  For the three months ended September 30, 2015, net cash used in investing activities was $5,734 which consists of the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $374,343 for the three months ended September 30, 2016 and $80,229 for the three months ended September 30, 2015.  For the three months ended September 30, 2016, net cash used in financing activities primarily consisted of proceeds from affiliate loans of $47,718 offset by payments for convertible notes payable of $393,977, payments on affiliate loans of $4,850, payments on financed insurance premiums of $21,287, payments on auto loan of $1,551 and payments on leased property of $396.  For the three months ended September 30, 2015, net cash used in financing activities consisted of payments on convertible loans of $105,469, payments on short term notes payable of $86,003, payments on financed insurance premiums of $32,507, payments for deferred finance costs $17,500, payments on auto loans of $1,491, payments on affiliate loans of $36,188 and payments on leased property loans of $1,071 offset by proceeds from short term notes payable of $200,000.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016, the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

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

On January 28, 2016, Darin Dyroff, an individual, filed a lawsuit in the Superior Court of the State of California, County of San Luis Obispo, Case Number 16CV-0047 against Vip Vapor Shop & Lounge, Kennedy Enterprises, and Does 1-100.  Vapor Hub was served with the Complaint by Dyroff on July 18, 2016.   The Complaint asserts causes of action for strict products liability and negligent products liability and the defendant is seeking damages for pain and suffering, mental and emotional distress, future medical care, loss of earnings, lost earnings capacity, property damage, punitive damages, and costs of suit.  On September 23, 2016, Steam Distribution, LLC, a defendant in the case, filed a Cross-Complaint against Vapor Hub.   The case has been remitted to the Company’s product liability insurance carrier and is being handled by them.  The insurance company agreed to defend Vapor Hub under its insurance policy subject to the satisfaction of the policy’s $10,000 deductible. The company does not know the potential exposure on the claim, but believes its exposure is immaterial.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2016, we issued Typenex Co-Investment, LLC shares of our common stock as partial payment of our outstanding debt obligations to Typenex as follows:

Date of Issuance	Number of Shares of Common Stock	Conversion Price	Consideration
August 5, 2016	118,456	$0.014467	Issuance of true up shares in connection with debt conversion on March 15, 2016.
August 5, 2016	3,313,612	$0.007723	Issuance of true up shares in connection with debt conversion on April 15, 2016.

The above issuances were made in reliance upon the exemption from registration provided by Rule 144 of the Securities Act of 1933, as amended.

Other than as described above, we did not sell any equity securities which were not registered under the Securities Act during the quarter ended September 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the quarter ended September 30, 2016.

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

Date: November 21, 2016

Vapor Hub International Inc.

(Registrant)

By: /s/ Kyle Winther

Kyle Winther

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Lori Winther

Lori Winther

Chief Financial Officer

(Principal Financial and Accounting Officer)